Form 10QSB
period 1999-04-30
EUROPEAN TECHNOLOGY ENTERPRISES INC /TX
filed 1999-06-16
CIK 1080300

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended April 30, 1999

-----------------------------------------------------------------

                 EUROPEAN TECHNOLOGY ENTERPRISES INC.
        (Exact name of registrant as specified in its charter)


     Delaware                               13-4044714
 ---------------                        -------------------
State of Incorporation                  IRS Employer ID No.


2500 City West Boulevard
Destec Tower, Suite 300
Houston, Texas                                77042
----------------------------------            -----
(Address of principal executive offices)    (Zip Code)

Registrant's Telephone Number     (713) 267-2348

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X____      No_______

As of April 30, 1999, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock        6,000,000

Traditional Small Business Disclosure (check one): Yes  X  No

INDEX

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . . . . . . .3
          CONDENSED CONSOLIDATED BALANCE SHEET . . . . . . . . .4
          CONDENSED CONSOLIDATED INCOME STATEMENT. . . . . . . .5
          STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . .6
          Note 1.   NATURE OF BUSINESS AND SIGNIFICANT
                    ACCOUNTING POLICIES. . . . . . . . . . . . .8
          Note 2.   USE OF OFFICE SPACE. . . . . . . . . . . . .8
          Note 3.   EARNINGS PER SHARE. . . . . . . . . . . . . 8
          Note 4.   LIQUIDITY . . . . . . . . . .. . . . . . . .9

Item 2.   Management's Discussion And Analysis or Plan of
          Operations. . . . . . . . . . . . . . . . . . . . . .10

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . 13

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . 13

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . 13

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 13

Item 5.   Other information. . . . . . . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

To the Board of Directors of EUROPEAN TECHNOLOGY ENTERPRISES INC.
Houston, Texas

We have reviewed the accompanying balance sheet of European Technology Enterprises Inc., (a development stage company) as of April 30, 1999 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of European Technology Enterprises Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Dated: New York, New York
       June 10, 1999



              EUROPEAN TECHNOLOGY ENTERPRISES INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                  April 30, 1998   Jan. 31, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      4,013          12,450
                                   _________         ________

Total Current Liabilities             4,013          12,450
Loan Payable                         12,450               0
                                   _________         ________
Total Liabilities                    16,463          12,450

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 6,000,000 Shares                     6,000           6,000

Additional Paid in Capital           59,650          59,050
Deficit Accumulated During the
Development Stage                   (82,113)        (77,500)
                                   _________        ________

Total Stockholders' Equity          (16,463)        (12,450)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

The accompanying notes and accountant's report are an integral part of these financial statements.

                EUROPEAN TECHNOLOGY ENTERPRISES INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                         April 30              January 30
                     1999         1998       1999         1998
                    ------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting           1,500       N/A          2,400        N/A
 Legal                2,500                   10,000
 Rent Expense (Note 2)  600                      600
 Filing Fee              13                       13
 Other Start Up Costs     0                        0
 Other Income             0                        0
                    ________   _______       ________   ________

NET LOSS             (4,613)      N/A        (13,013)      N/A

NET LOSS PER SHARE     (.00)                    (.00)

Weighted Average
  Number of Shares
  Outstanding        6,000,000               6,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

              EUROPEAN TECHNOLOGY ENTERPRISES INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                            April 30, 1999      April 30, 1998
                         ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $ (4,613)             N/A

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Increase in Accounts Payable and
Accrued Expenses                  (8,437)
                                 ________          ________

Total Adjustments                 (8,437)             N/A

Net Cash Used in
Operating Activities             (13,050)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Increase in Loan Payable          12,450
Additional Paid in Capital
 Contributed by Shareholder          600
                                 ________         _______
Net Cash Provided
by Financing Activities           13,050


Net Change in Cash                     0              N/A

Cash at Beginning of Period            0

Cash at End of Period             $    0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0
Corporate Taxes                   $    0

The accompanying notes and accountant's report are an integral part of these financial statements.

              EUROPEAN TECHNOLOGY ENTERPRISES INC.
                  NOTES TO FINANCIAL STATEMENTS
                          APRIL 30, 1999

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.  Description of Company

EUROPEAN TECHNOLOGY ENTERPRISES INC., ("the Company") is a for-profit corporation, incorporated under the laws of the State of Delaware on December 31, 1996. European Technology Enterprises Inc.'s principal objective is to provide low-cost international telephone service.

B. Basis of Presentation

Financial statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.


C. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts ind disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 4.


NOTE 2 - USE OF OFFICE SPACE

The Company uses 100 square feet of space for its executive offices at Destec Tower, 2500 City West Boulevard, Houston, Texas which it receives from one of its shareholders at no cost. The fair market value of this office is $200 per month, which is reflected as an expense with a corresponding credit to additional paid-in capital.

NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                            APRIL 30, 1999

                     Net Loss Per Share          $ (0.00)

NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income.

The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to April 30, 1999 no revenue and a net loss from operations of $82,113. As of April 30, 1998, the Company had a net capital deficiency of $16,463.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with the start up of its telecommunications operations. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. European Technology Enterprises, Inc. does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

The Company has been researching the development of prospects in the various markets associated with the telecommunications industry. Management has been carefully exploring acquisitions that may be available once the Company's filings have cleared.
Additionally, management has been seeking to raise funds for the Company and to consolidate the niche areas of the industry.

The Company's initial product focus will be on providing call re-routing services to business's with international call traffic. In addition to this the Company intend to operate a charge card facility for corporate clients and individuals. The card is aimed at the business traveler and can be used to make substantial savings on calls back to the UK.

Once the Company initiates its business plan, the Company will be subject to the rules and regulations of OFTEL, the telecommunications regulatory body in the United Kingdom. Management will takes all steps necessary to insure that the Company is in compliance with all rules and regulations of OFTEL and that the Company's operations will remain in compliance with those regulations.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with start up and trading of retail outlets. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. The Company does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. The Company anticipates that its existing capital resources will enable it to maintain its current implemented operations for at least 12 months, however, full implementation of its business plan is dependent upon its ability to raise substantial funding. Management's plan is to find and consummate a merger or business acquisition in order to maximize the benefit of ownership by shareholders in the Company.

The Company has engaged in research to identify the most profitable markets to develop its plan. The findings of that research indicate that the telecommunications industry, although dominated by big name players, is ripe for further growth. The Company has also researched competition in the industry and evaluated the costs involved with setting up its technology infrastructure. The Company has also been identifying the particular areas of the telecommunications industry which it feels there is the best growth prospects, call routing and most feasible to establish and operate. Management has also been addressing and researching the immense competition coming from the cellular telephone industry which threaten the use of land phones. Management has also been exploring possible acquisition targets that could be carried out once the requisite funding is in place. At this time however, no such discussions or negotiations have commenced with any such entity.

The Company has not used any notices or advertisements in its search for any business opportunities.

The Company has had no discussions, understandings or agreements with any consultant in regard to the Company's business activities.

The Company's officers in the past have not used any particular consultants or advisers on a regular basis.

In the event the Company is required or needs to hire independent consultants, the Company will consider as criteria for hiring such consultant the area of expertise which it will require the consultant to be knowledgeable with, the experience of the consultant in the particular field, the education of the consultant, the cost to the Company to retain such consultant and the availability of the consultant for the purpose of devoting its time and effort to the Company.

Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as the Company begins to generate sufficient income to cover such expenses. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will forego any compensation until such time as the Company begins to generate sufficient income to cover such
expenses.   However, if the Company engages outside advisors or
consultants in search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. There is no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

There is no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, develop sustaining business opportunities or acquire property that will be of material value to the Company. In the opinion of management, inflation has not and will not have a material affect on the operations of the Company as it does not currently have any significant assets, debt or income.



YEAR 2000 DISCLOSURE

The Company has not yet commenced any material active operation systems which will be affected by the Year 2000 problem. The Company is still carrying out market research into the telecommunications industry and has not set up any technical operations. Therefore new systems which the Company expects to set up this year will be implemented with software addressing or correcting the year 2000 problem. This will prevent any potential disruptions to the Company's operations. However, as there is a wide uncertainty as to the effects of the Year 2000 problem on the entire business community, there is no guarantee that the Company's operations will not be affected by the Year 2000 problem. This disclosure complies with the directives of the Securities and Exchange Commission, specifically Staff Legal Bulletin No. 5 (CF/IM), regarding Year 2000 issues.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are currently no pending legal proceedings against the company.

Item 2.   Changes in Securities

The instruments defining the rights of the holders of any class of registered securities have not ben modified.

Item 3.   Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the period covered by this report.

Item 5.   Other information

There is no other information to report which is material to the company's financial condition not previously reported.

Item 6.   Exhibits and Reports on Form 8-K

There are no exhibits attached and no reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




EUROPEAN TECHNOLOGY ENTERPRISES INC.
(Registrant)
Date: June 16, 1999


/s/ Andrew Turner
President