Form 10QSB/A
period 1999-04-30
EUROPEAN TECHNOLOGY ENTERPRISES INC /TX
filed 1999-07-28
CIK 1080300

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-QSB/A

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


Graf Repetti & Co., LLP
Dated: New York, New York
       June 10, 1999



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

                EUROPEAN TECHNOLOGY ENTERPRISES INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended      From
                         April 30              January 30       Inception to
                     1999         1998       1999         1998  Apr. 30, 1999
                    ---------------------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A            0

OPERATING EXPENSES:
 Accounting           1,500       N/A          2,400        N/A        3,900
 Legal                2,500                   10,000                  12,500
 Rent Expense (Note 2)  600                      600                   5,600
 Filing Fee              13                       13                     113
 Other Start Up Costs     0                        0                   6,000
 Other Income             0                        0                       0
                    ________   _______       ________   ________   __________

NET LOSS             (4,613)      N/A        (13,013)      N/A       (82,113)

NET LOSS PER SHARE     (.00)                    (.00)                   (.02)

Weighted Average
  Number of Shares
  Outstanding        6,000,000               6,000,000             3,775,294



              EUROPEAN TECHNOLOGY ENTERPRISES INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the period
                                Ended            From Inception
                                 to                   to
                            April 30, 1999      April 30, 1999
                         ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $ (4,613)           $(82,113)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Increase in Accounts Payable and
Accrued Expenses                  (8,437)              4,013
                                 ________          __________

Total Adjustments                 (8,437)              4,013

Net Cash Used in
Operating Activities             (13,050)            (78,100)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Increase in Loan Payable          12,450              12,450
Additional Paid in Capital
 Contributed by Shareholder          600              59,650
Proceeds from Issuance of
 Capital Stock                         0               6,000
                                 ________          __________
Net Cash Provided
by Financing Activities           13,050              78,100

Net Change in Cash                     0                   0

Cash at Beginning of Period            0                   0

Cash at End of Period             $    0                   0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                   0
Corporate Taxes                   $    0                   0


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




EUROPEAN TECHNOLOGY ENTERPRISES INC.
(Registrant)
Date: July 28, 1999


/s/ Andrew Turner
President