Form 10QSB
period 1999-07-31
EUROPEAN TECHNOLOGY ENTERPRISES INC /TX
filed 1999-09-20
CIK 1080300

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended July 30, 1999

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

As of July 30, 1999, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 5.   Other information. . . . . . . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

To the Board of Directors of EUROPEAN TECHNOLOGY ENTERPRISES INC.
Houston, Texas

We have reviewed the accompanying balance sheet of European Technology Enterprises Inc., (a development stage company) as of July 31, 1999 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of European Technology Enterprises Inc.

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


Graf Repetti & Co., LLP
Dated: New York, New York
       September 17, 1999

              EUROPEAN TECHNOLOGY ENTERPRISES INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                   July 31, 1999   Apr. 30, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      5,525           4,013
                                   _________         ________

Total Current Liabilities             5,525           4,013
Loan Payable                         14,950          12,450
                                   _________         ________
Total Liabilities                    20,475          16,463

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 6,000,000 Shares                     6,000           6,000

Additional Paid in Capital           60,250          59,650
Deficit Accumulated During the
Development Stage                   (86,725)        (82,113)
                                   _________        ________

Total Stockholders' Equity          (20,475)        (16,463)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

                EUROPEAN TECHNOLOGY ENTERPRISES INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                          July 31                April 30
                     1999         1998       1999         1998

       -----------------------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting           1,500       N/A          1,500        N/A
 Legal                2,500                    2,500
 Rent Expense (Note 2)  600                      600
 Filing Fee              12                       13
                    ________   _______       ________   ________

NET LOSS             (4,612)      N/A        ( 4,613)      N/A

NET LOSS PER SHARE     (.00)                    (.00)

Weighted Average
  Number of Shares
  Outstanding        6,000,000               6,000,000



              EUROPEAN TECHNOLOGY ENTERPRISES INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos        For the three
                                Ended            Months Ended
                                 to                   to
                             July 31, 1999      April 30, 1999
                         ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $ (4,612)           $( 4,613)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities:
Increase in Accounts Payable and
Accrued Expenses                   1,512              (8,437)

Additional Paid in Capital:
 Contributed by shareholders         600                 600
                                 ________          __________

Total Adjustments                  2,112              (7,837)

Net Cash Used in
Operating Activities             ( 2,500)            (12,450)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Increase in Loan Payable           2,500              12,450
                                 ________          __________
Net Cash Provided
by Financing Activities            2,500              12,450

Net Change in Cash                     0                   0

Cash at Beginning of Period            0                   0

Cash at End of Period             $    0                   0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                   0
Corporate Taxes                   $    0                   0


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


NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                             JULY 31, 1999


                     Net Loss Per Share          $ (0.00)

NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income.

The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to July 31, 1999 no revenue and a net loss from operations of $86,725. As of July 31, 1999, the Company had a net capital deficiency of $20,475.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with the start up of its telecommunications operations. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. European Technology Enterprises, Inc. does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. See
Note 5.


NOTE 5 - LOAN PAYABLE - WARREN CAPITAL AND RELATED PARTY TRANSACTIONS

During the six months ended July 31, 1999, Warren Capital Ltd., paid $14,950 of liabilities on behalf of European Technology Enterprises Inc. Warren Capital Ltd., is owned by one of the officers of ETE. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. ETE intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

In the last quarter, the Company has been researching the development of prospects in the various markets associated with the telecommunications industry.

Particular attention has been given to the cellular telephone communications market which has experienced substantial growth and which the Company believes will be a market with further development in the coming years. The result of the Company's research has been that there is currently no company offering call routing for cheaper cellular telephone calls in an arrangement where bulk calls would be purchased by a company from existing cellular telephone companies and then discounted and re-sold to the public. Management believes such a concept may be a ripe for entry by the Company and further research into this concept will be conducted.

Additional research has been conducted into the long distance telephone market through the internet. The Company is exploring the possibility of making a long distance call through the internet for the price of a local call. The result of this research is that there exists difficulties with interference noise and the lack of a sufficient bandwidth. Management expects to conduct further research into this for the purpose of exploiting this concept and eliminating the difficulties it has discovered.

Once the Company initiates its business plan, the Company will be subject to the rules and regulations of OFTEL, the telecommunications regulatory body in the United Kingdom. Management will takes all steps necessary to insure that the Company is in compliance with all rules and regulations of OFTEL and that the Company's operations will remain in compliance with those regulations.

Further research will also be conducted on the potential of developing an all encompassing communications device. Such a device would serve the purpose of a palm held computer, cellular telephone, microphone and ear piece and a tiny web camera. At this stage, the Company has not conducted any meaningful research for such a concept and therefore is unable to draw any conclusions on the feasibility of developing and marketing such a device.

The Company's research has also sought to identify the most profitable markets to develop its plan. The findings of that research indicate that the telecommunications industry, although dominated by big name players, is ripe for further growth. The Company has also researched competition in the industry and evaluated the costs involved with setting up its technology infrastructure. The Company has also been identifying the particular areas of the telecommunications industry which it feels there is the best growth prospects, call routing and most feasible to establish and operate. Management has also been addressing and researching the immense competition coming from the cellular telephone industry which threaten the use of land phones. Management has also been exploring possible acquisition targets that could be carried out once the requisite funding is in place. At this time however, no such discussions or negotiations have commenced with any such entity.

Additionally, management has been seeking to identify potential suitable acquisitions that may be available to the Company to assist it in developing its operations. The Company at this time has not located or identified any acquisition and the Company does not expect to undertake any acquisition until such time as it has secured sufficient funds to implement both its operations and any acquisition.

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



EUROPEAN TECHNOLOGY ENTERPRISES INC.
(Registrant)
Date: September 17, 1999


/s/ Andrew Turner
President