Form 10QSB
period 1999-10-31
EUROPEAN TECHNOLOGY ENTERPRISES INC /TX
filed 1999-12-14
CIK 1080300

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended October 31, 1999

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

As of October 31, 1999, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 5.   Other information. . . . . . . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

To the Board of Directors of EUROPEAN TECHNOLOGY ENTERPRISES INC.
Houston, Texas

We have reviewed the accompanying balance sheet of European Technology Enterprises Inc., (a development stage company) as of October 31, 1999 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of European Technology Enterprises Inc.

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


Graf Repetti & Co., LLP
Dated: New York, New York
       December 13, 1999

              EUROPEAN TECHNOLOGY ENTERPRISES INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                 October 31, 1999  Apr. 30, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      6,538           4,013
                                   _________         ________

Total Current Liabilities             6,538           4,013
Loan Payable                         17,950          12,450
                                   _________         ________
Total Liabilities                    24,488          16,463

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 6,000,000 Shares                     6,000           6,000

Additional Paid in Capital           60,850          59,650
Deficit Accumulated During the
Development Stage                   (91,338)        (82,113)
                                   _________        ________

Total Stockholders' Equity          (24,488)        (16,463)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

                EUROPEAN TECHNOLOGY ENTERPRISES INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                        October 31                July 31
                     1999         1998       1999         1998


-----------------------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting           1,500       N/A          1,500        N/A
 Legal                2,500                    2,500
 Rent Expense (Note 2)  600                      600
 Filing Fee              13                       13
                    ________   _______       ________   ________

NET LOSS             (4,613)      N/A        ( 4,612)      N/A

NET LOSS PER SHARE     (.00)                    (.00)

Weighted Average
  Number of Shares
  Outstanding        6,000,000               6,000,000


PAGE>
              EUROPEAN TECHNOLOGY ENTERPRISES INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos        For the three
                                Ended            Months Ended
                                 to                   to
                           October 31, 1999      April 30, 1999
                         ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $ (4,613)           $( 4,613)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities:
Increase in Accounts Payable and
Accrued Expenses                   1,013              (8,437)

Additional Paid in Capital:
 Contributed by shareholders         600                 600
                                 ________          __________

Total Adjustments                  1,613              (7,837)

Net Cash Used in
Operating Activities             ( 3,000)            (12,450)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in Loan Payable           3,000              12,450
                                 ________          __________
Net Cash Provided
by Financing Activities            3,000              12,450

Net Change in Cash                     0                   0

Cash at Beginning of Period            0                   0

Cash at End of Period             $    0                   0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                   0
Corporate Taxes                   $    0                   0


              EUROPEAN TECHNOLOGY ENTERPRISES INC.
                  NOTES TO FINANCIAL STATEMENTS
                        OCTOBER 31, 1999

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


NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                            OCTOBER 31, 1999


                     Net Loss Per Share          $ (0.00)

NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to October 31, 1999 no revenue and a net loss from operations of $(91,338). As of October 31, 1999, the Company had a net capital deficiency of $(24,488).

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


NOTE 5 - LOAN PAYABLE - WARREN CAPITAL AND RELATED PARTY
TRANSACTIONS

During the nine months ended October 31, 1999, Warren Capital Ltd., paid $17,950 of liabilities on behalf of European Technology Enterprises Inc. Warren Capital Ltd., is owned by one of the officers of ETE. The loan is not evidenced by a note.
The informal agreement calls for no payment of interest. ETE intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

During the last quarter, the Company has continued researching the cellular telephone industry and market for the purpose of determining opportunities which are available and have not been exploited by other entities. The Company believes that this industry has experienced substantial growth and which has significant potential for further growth in the next five to ten years.

The result of the Company's research has been that there is currently no company offering call routing for cheaper cellular telephone calls in an arrangement where bulk calls would be purchased by a company from existing cellular telephone companies and then discounted and re-sold to the public. Particular interest has been raised in developing a calling plan for international telephone calls made from wireless cellular telephones which currently are very expensive and which have not been beneficial to consumers. Management believes that a solution to consumers which would reduce the cost of making an international call from a cellular telephone would be ground breaking and allow the Company to enter an area of the communications industry which has not yet been exploited.

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



EUROPEAN TECHNOLOGY ENTERPRISES INC.
(Registrant)
Date: December 14, 1999


/s/ Andrew Turner
President