Form 10KSB
period 2000-01-31
EUROPEAN TECHNOLOGY ENTERPRISES INC /TX
filed 2000-07-19
CIK 1080300

UNITED STATES
                 SECURITIES EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10KSB

           GENERAL FORM FOR REGISTRATION OF SECURITIES

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

               EUROPEAN TECHNOLOGY ENTERPRISES INC.
        ----------------------------------------------------
       (Exact name of registrant as specified in its charter)

        DELAWARE                            13-4044714
        --------                            ----------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)

2500 City West Boulevard
Destec Tower, Suite 300
Houston, Texas                                77042
----------------------------------            -----
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number             (713) 267-2348
                                          --------------

Securities to be registered pursuant to Section 12(g) of the Act:

   Voting Common Stock   6,000,000

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X       No_______

As of January 31, 2000, the following shares of the Registrant's common stock were issued and outstanding:

   Voting common stock    6,000,000

Traditional Small Business Disclosure
(check one): Yes  X      No

                              PART I

Item 1.   DESCRIPTION OF THE BUSINESS

HISTORY AND ORGANIZATION

EUROPEAN TECHNOLOGY ENTERPRISES INC., (the "Company"), a developmental stage company, was organized on December 31, 1996 under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized.

The Company was formed to enter the telecommunications industry and provide international telephone interface service. The company sought to provide two types of service to consumers: call re-routing via a cheaper international carrier and telephone calling card service. Its business plan was to install communication equipment to re-route calls directly, purchasing time from an international call carrier.

In February 1997, the Company sought to raise funds pursuant to a private placement to one investor to implement its business plans and fund research of its idea by issuing 3,500,000 shares of common stock at $0.01. The placement was exempt from Registration pursuant to Section 4(6) of the Securities Act of 1933. The Company was successful in raising $35,000.00 however was unsuccessful in implementing its business plan. Investors to the Company requested that they be represented on the Board of Directors and the Company's management resigned from their position to pursue other endeavors as they did not wish to devote further time to the Company and to research and assess available market opportunities. New management was brought in to pursue the goals of the Company.

After additional research, the Company believed that there was a market for its ideas and that the telecommunications market was poised for rapid development. At that point, the Company sought to pursue a merger or alliance with an existing corporation which would be inclined to implement the Company's business plan. The Company has been unable to attract a potential candidate for the purpose of effectuating a merger or alliance. It has therefore chosen to voluntarily become a reporting company with the Securities and Exchange Commission in order to become more attractive and to obtain a trading symbol from the NASD.

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

The Company's management believes that the telecommunications industry is ripe for growth and therefore additional research should be completed in order to determine the best service and/or product which the Company can provide to capitalize on the industry's potential. The Company has obtained funding for this additional research by conducting a private placement pursuant to Regulation D 504 in accordance with a Private Placement Memorandum dated December, 10, 1998, which raised $25,000 through the sale of 2,500,000 shares of common stock.

The business plan of the Company has not yet been fully implemented because market research is still being conducted. This is to ascertain the exact opportunities in this quickly evolving marketplace. The company is made aware of these opportunities and each one is carefully researched to give the management a clear picture of the future possibilities that might be achieved for that particular opportunity.

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

The Company at this time is considered a shell company based on the fact that the Company has no significant assets. The Company is filing this Form 10SB12-G to make information about the Company more readily available to potential investors, prior to a proposed private placement to raise funds to implement the business plan. The Company is currently a developmental stage company and currently has no material operations. The directors are now determined that the Company should become active in seeking potential business opportunities with the intent to acquire or merge with such businesses. The Company has began to consider and investigate potential business opportunities.



Item 2.   DESCRIPTION OF PROPERTY

The company's administrative offices are located at Talbot House, High Street, Crowthorne, Berks, United Kingdon and also in
Destec Tower, Houston, Texas. The Company's office in Houston, Texas is utilized as a base to explore and contact potential business transactions and to service the Company's administrative needs. The United Kingdom office is also utilized as a base to explore and contact potential business transactions.

The Company may seek or target a potential merger candidate which is outside the United States. It should be noted that there are inherent risks which may arise for the Company in the event it does engage in a business transaction with such an outside entity. Factors relevant to international laws, foreign exchange rates, duties, taxation and political stability of the targeted entity's country will all be considered to determine the impact of such factors on the Company. In the event the Company believes, in its discretion, that any of the aforementioned factors create a substantial and uncertain risk for the Company, then any business transaction with such targeted entity shall not proceed. Each targeted entity outside the United States will be evaluated on a case by case basis by the Company to consider the risks and factors inherent to consummating a business transaction with such entity.


Item 3.     LEGAL PROCEEDINGS

There are no legal proceedings are pending at this time.


Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders.

                             PART II

Item 5.    Market for Common Equity and Related Stockholder
           Matters

The Company is not aware of any quotations for its common stock, now or at any time within the past two years. As of January 31, 2000, there were approximately 313 holders of record of the issued and outstanding shares of Issuer's common stock. Issuer has never paid a dividend on its outstanding equity. The Company currently has no established public trading market for its common stock.

At this time, the Company does not foresee the need to issue additional shares of common stock. However, in the event a merger or acquisition is undertaken, then there is a possibility that additional stock may be issued as part of such merger agreement. The large amount of authorized but unissued stock was part of previous management's plan to compensate consultants with shares of the Company's common stock in exchange for the services of potential consultants.

Neither the Company, nor anyone on its behalf, will take any affirmative steps to request or encourage any broker-dealer to act as a market maker for the Company's securities. At the present time, there is no market in the Company's securities. The Company's securities are not listed on any equity exchange. There have been no discussions between the Company, or anyone acting on its behalf, or any market maker regarding the future trading market of the Company's securities.

At this time, there are no plans, proposals, arrangements or understandings with any person in regard to the development of a trading market in any of the Company's securities.

As of January 31, 2000, there were only two shareholders of the Company who reside in the United States. Those shareholders are The Law Office of Shane Henty Sutton, P.C., holding 331,667 shares of the Company and Peter Moulinos, holding 331,666 shares of the Company. The other majority shareholder, Karela Giselle Pty Ltd., holds 331,667 shares of the Company and is an Australian company. The remaining shareholders all reside outside of the United States and received their securities through the Regulation D 504 private placement offering which was conducted by the Company in April 1998.

Of the 313 shareholders of the Company, 311 of the shareholders are overseas and foreign investors. The shareholders have not executed any "lock-up" letter agreement which would preclude them from selling their respective shares of the Company's common stock until such time as the Company has successfully consummated merger or acquisition and the Company is no longer classified as a "blank check" company.



Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage company and is also considered a shell company at this time based upon the fact that the Company has no significant assets. The Company's principal business purpose is to locate and consummate a merger or alliance with a private entity. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

Potential investors are alerted that any investment in the Company is highly complex and risky. The Company has only limited resources and no assets at this time making it very difficult for the Company to find favorable opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

Investors are further alerted that because the Company has not identified an entity to merge or acquire, the Company may be considered a blank check company as defined by the Securities and Exchange Commission. The definition of a blank check company is one which has no specific business or plan other than to consummate an acquisition of or merge into another business or entity. While the Company has a specific business plan, which is to enter the telecommunications industry and provide international telephone interface service, the Company has not identified an entity to merge with or acquire. This may cause some states to classify the Company as a blank check company.

In the event the Company does not consummate a merger or acquisition of an entity in the telecommunications industry, the Company will attempt to continue as an ongoing concern and implement its business plan. The Company will attempt to raise funding through private investors however such a plan is clearly speculative at this stage and there is no guarantee that the Company will be able to raise such funding or continue as an ongoing concern.

Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

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

Because the Company lacks funds and significant assets, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as the Company begins to generate sufficient income to cover such expenses. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.
Further, the Company's directors will forego any compensation until such time as the Company begins to generate sufficient
income to cover such expenses.   However, if the Company engages
outside advisors or consultants in search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.

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

The officers and directors of the Company may advance funds to the Company. Such advances will be capped at $75,000.00.

The repayment of such advances will be a condition that any target Company must be willing to pay and a consideration of criteria during the selection process.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

In the event the Company consummates a merger transaction or acquisition, the Company believes that there will be a change in
control in the Company.   The Company believes that any merger
would include the new issuance of common stock in the Corporation to a potential merger candidate followed by a reverse split of the Company's issued common stock thereby effectively passing control of the Company to the merged candidate.

The Company will not borrow funds for the purpose of funding payments to the Company's promoters, management or their affiliates or associates. Any funds borrowed by the Company will be utilized to pay statutory, legal and accountant fees expended by the Company.

The Company does not foresee that any terms of sale of the shares presently held by officers and/or directors of the Company will also be afforded to all other shareholders of the Company on similar terms and conditions.

Management does not anticipate actively negotiating or otherwise consenting to the purchase of any portion of their common stock as a condition to or in connection with a proposed merger or acquisition. In such an instance, all shareholders are to be treated equally. This policy is upheld by the inclusion of a resolution of the Board of Director's of the Company, contained in the Company's minutes. In the event management wishes to actively negotiating or otherwise consenting to the purchase of any portion of their common stock as a condition to or in connection with a proposed merger or acquisition, this would need to be disclosed to the Board of Directors and entered into the Company's minutes. The company's shareholders will be afforded an opportunity to approve or consent to any particular stock buy-out transaction or merger.

There is a probability that there will be a change in control of the Company upon the consummation of an acquisition, merger or business transaction however the Company cannot predict or estimate such a probability. The Company may decide to relinquish control in the event it believes during negotiations with another entity that a change in control would benefit the Company's shareholders and advance the Company's business plan for the purpose of attaining sustainable growth and revenue. In such event, management shall consult with its shareholders to determine whether it would be advantageous to relinquish control of the Company.

The Company has not adopted a policy relating to a cash finder's fee to anyone who locates a transaction which is consummated by the Company. The Company does not intend to issue securities (debt or equity) as a finder's fee. Finder's fees will not be payable to officers, directors or promoters of the company and no action. For this reason, no plan of action has currently been undertaken to prevent any conflict of interest regarding the payment of such fees to officers, directors or promoters of the company.

There is no present potential that the Company may acquire or merge with a business or company in which the Company's promoters, management or their affiliates or associates, directly or indirectly, have an ownership interest. Existing corporate policy does not permit such transactions, unless disclosed by the individual with such interest and consent to by the Board of Directors. This policy based upon an understanding between management and the Board of Directors. Management is unaware of any circumstances under which this policy, through its own initiative, may be changed.


LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income.

The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to January 31, 1999 no revenue and a net loss from operations of $77,500.00. As of January 31, 1999, the Company had a net capital deficiency of 12,450.00.

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

Item 7.  Financial Statements

REPORT OF INDEPENDENT AUDITORS
To the Board of Directors and Stockholders of European Technology Enterprises, Inc.

We have audited the accompanying balance sheet of European Technology Enterprises Inc., (a development stage company) as of January 31, 2000, and the related statements of loss, cash flows and stockholders' equity (deficiency), for the year then ended January 31, 2000, and for the period from December 31, 1996 (inception) to January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of European Technology Enterprises Inc. as of January 31, 2000, and the results of its operations and its cash flows for the year ended January 31, 2000 and for the period from December 31, 1996 (inception) to January 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has losses form operations and a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Notes 2 and 4. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.

Graf & Repetti
New York, New York
July 13, 2000

              EUROPEAN TECHNOLOGY ENTERPRISES, INC.
                  (A Development Stage Company)
                          BALANCE SHEET

                                            As of January 31,
                                         2000             1999
ASSETS
Current Assets
  Cash                                  $     0        $      0
  Other Current Assets                        0               0
                                       -------------------------
  Total Current Assets                  $     0        $      0

  Other Assets                                0               0
                                       -------------------------
  Total Assets                          $     0        $      0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
 Accounts Payable                       $     0        $      0
 Accrued Expenses                        12,550          12,450
                                       -------------------------
 Total Current Liabilities              $12,550        $ 12,450

 Other Liabilities
 Loan Payable - Warren Investments Ltd.
    Note 5                               24,450               0
                                       -------------------------
 Total Liabilities                      $37,000        $ 12,450

 Stockholders' Equity
  Common Stock, $.001 par value,
  Authorized 25,000.000 Shares;
  Issued and Outstanding 6,000,000
  Shares                                  6,000           6,000
 Additional Paid in Capital              61,450          59,050
 Deficit Accumulated During
  the Development Stage                (104,450)        (77,500)
                                      --------------------------
 Total Stockholders' Equity            ( 37,000)        (12,450)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)         $      0         $     0

The accompanying notes are an integral part of these financial statements

              EUROPEAN TECHNOLOGY ENTERPRISES, INC.
                  (A Development Stage Company)
                   CONDENSED STATEMENT OF LOSS
      FROM DECEMBER 31, 1996 (INCEPTION) TO JANUARY 31, 2000

                               For the Year            From
                                  Ended            Inception to
                              Jan. 31, 2000        Jan 31, 2000
                              -------------        -------------
TOTAL REVENUES:                $      0             $      0
                                ----------          ----------
OPERATING EXPENSES:
Accounting                        7,000                9,400
Legal                            17,500               27,500
Rent - Note 2                     2,400                7,400
Filing Fee                           50                  150
Other Start Up Costs                  0               60,000
                                ----------          ----------
Total Operating Expenses         26,950              104,450
                                ----------          ----------
Net Loss                       $(26,950)           $(104,450)
                                ----------          ----------
NET LOSS PER SHARE             $  (0.00)              $(0.02
                                ----------          ----------
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING           6,000,000           4,842,465
                                ----------          ----------

The accompanying notes are an integral part of these financial statements.


              EUROPEAN TECHNOLOGY ENTERPRISES, INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
      FROM DECEMBER 31, 1996 (INCEPTION) TO JANUARY 31, 2000

                               For the Year            From
                                  Ended            Inception to
                              Jan. 31, 2000        Jan. 31, 2000
                              -------------        -------------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net Loss                      $(26,950)             $(104,450)
                               --------              --------

Adjustments to Reconcile Net
Loss to Net Cash Used in
Operating Activities:
Changes in Assets and Liabilities:
 Increase in Accrued Expenses      100                 12,550
 Additional paid in capital
  Contributed by shareholders
  For rent and other expenses    2,400                  7,450
                               --------               --------

Total Adjustments                2,500                 20,000
                               --------               --------
Net Cash Used in
Operating Activities           (24,450)                84,450
                               --------               --------

CASH FLOWS FROM
FINANCING ACTIVITIES:
Increase in loan payable -
 Warren Investments Ltd.        24,450                 24,450
Proceeds from Insurance of
 Common Stock                       -                  60,000
                               --------               --------
Net Cash Provided by
Financing Activities            24,450                 84,450
                               --------               --------
Net Change in Cash                   0                      0

Cash at Beginning of Period          0                      0

Cash at End of Period          $     0                $     0
                               --------               --------

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash Paid During the Period
  for Interest Expense         $     0                $     0
                               --------               --------
  Corporate Taxes              $     0                $     0
                               --------               --------

The accompanying notes are an integral part of these financial statements.


                EUROPEAN TECHNOLOGY ENTERPRISES, INC.
                     (A Development Stage Company)
               STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
      FROM DECEMBER 31, 1996 (INCEPTION) TO JANUARY 31, 2000

                                                        Total
                 COMMON STOCK ISSUED    Additional    Accumulated Shareholders'
                 SHARES    PAR VALUE    Paid in Cap    Deficit      Equity
            -----------------------------------------------------------------
ISSUANCE OF
3,500,000
SHARES
FEBRUARY 10, 1997   3,500,000   $ 3,500      $31,500      $     0 $35,000

NET LOSS
FOR THE
PERIOD FROM
INCEPTION TO
JAN. 31, 1999               0         0        2,650     (37,650) (35,050)
               -------------------------------------------------------------
BALANCE
JAN. 31, 1998       3,500,000     3,500       34,150     (37,650)       0

ISSUANCE OF
2,500,000 SHARES
JAN. 5, 1999        2,500,000     2,500       22,500            0  25,000

NET LOSS
FOR THE
YEAR ENDED
JAN. 31, 1999               0         0        2,400     (39,850) (37,450)
               -------------------------------------------------------------
BALANCE
JAN. 31, 1999       6,000,000    $6,000      $59,050    $(77,500)$(12,450)

NET LOSS
FOR THE
YEAR ENDED
JAN. 31, 2000               0         0        2,400     (26,950) (24,550)
               -------------------------------------------------------------
BALANCE
JAN. 31, 1999       6,000,000    $6,000      $61,450   $(104,450)$(37,000)


The accompanying notes are an integral part of these financial statements.


              EUROPEAN TECHNOLOGY ENTERPRISES, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                         JANUARY 31, 2000

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A. DESCRIPTION OF COMPANY: European Technology Enterprises Inc., ("the Company") is a for-profit corporation incorporated under the laws of the State of Delaware on December 31, 1996. European Technology Enterprises Inc.'s principal objective is to provide low-cost international telephone service.

B. BASIS OF PRESENTATION: Financial statements are prepared on the accrual basis of accounting. Accordingly revenue is recognized when earned and expenses when incurred.

C. USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 4.

NOTE 2 - USE OF OFFICE SPACE

The Company uses 200 square feet of space for its executive offices at Destec Tower, 2500 City West Boulevard, Houston, TX, which it receives from one of its shareholders at no cost. The fair market value of this office is $200 per month, which is reflected as an expense with a corresponding credit to additional paid-in capital. The Company also utilizes space in London, United Kingdom also at no charge.


NOTE 3 - EARNINGS PER SHARE

                             For the Year        From Inception
                                Ended                  To
                          January 31, 2000      January 31, 2000
                          --------------------------------------
      Net Loss per share       $(0.00)              $(0.02)



NOTE 4- LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to January 31, 2000 no revenue and a net loss from operations of $104,450. As of January 31, 2000, the Company had a net capital deficiency of $37,000.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with the start up of its telephone service. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. European Technology Enterprises Inc., does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding.


NOTE 5 - LOAN PAYABLE - Warren Investments Ltd. and Related Party
Transactions

During the year ended January 31, 2000, Warren Investments Ltd. paid $24,450 of liabilities on behalf of European Technology Enterprises Inc. Warren Investments Ltd. is owned by one of the officers of ETE. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. ETE intends to repay the loan out of any fund raising that it may carry out or when the Company achieves sustainable revenue.


Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters.


                            PART III


Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

                           Position(s) Held and
Name                 Age    Duration of Service   Family Relation
----------------     ---    -------------------   ---------------

Andrew Turner         28    President and Director        None
John Cole             71    Secretary-Treasurer
                            and Director                  None

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respects to the election of directors.

Set forth below is certain biographical information regarding the Company's executive officers and directors:

Andrew Turner is 27 years old and began his business career in retail. In 1990 he joined AFN Porsche, a subsidiary of Porsche GB Ltd, a manufacturer and retailer of high performance and luxury automobiles, and carried out various roles within the organisation involving a high level of consumer contact. After advancing his marketing and communication skills, he commenced a position with Scantruck Limited, a subsidiary of Scania GB Ltd, itself a subsidiary of Scania AB, a Swedish dual listed public company on the NYSE and the Stockholm stock markets. With this company he was responsible for consumer satisfaction, and the ongoing marketing and sales of various products and services, and was involved with the company receiving an award as best dealer from its industry peers.

John Cole has managed his own business consultancy company, I Plus Limited, for the past 20 years advising business's on the best way to capitalize on their business plans. He has advised numerous companies and is experienced in all forms of focusing a business's direction.

Current management was introduced to former management at a business development seminar on business techniques and development strategies in October 1998. They then formed a relationship agreeing to assist in the further development of the Company.

On November 28, 1998, Messrs. Turner and Cole were appointed to the Board and subsequently took their positions as President and Secretary on January 5, 1999 when the former management resigned.

There are no agreements or understandings for an officer or director to resign at the request of another person and none of the officers or directors are acting on behalf of or will act at the direction of any other person.

Material to the operations of the Company will be the efforts and work performed by Messrs. Andrew Turner and John Cole.

Wing Capital Limited, Vuma Healthcare Limited, L. Wise
Investments Ltd., Bradwall Limited and European Technology
Investments are all investment companies which invest in development stage companies. None of the officers or directors of the Company have any relationship with any of these entities.

To the knowledge of management, during the past five years, no present or former director or executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him form or otherwise limiting, the following activities:
(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in subsequently reversed, suspended, or vacate;

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

The Company's common stock has not been previously registered.


Item 10.   EXECUTIVE COMPENSATION

SUMMARY


The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the year ended January 31, 1999, nor at any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will forego any compensation until such time as an accusation or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation from the Company.

The payment of the directors compensation by any target company will not be a criteria of consideration in the event the Company consummates an acquisition, alliance, merger or business transaction with another entity.

COMPENSATION TABLE: None; no form of compensation was paid to any officer or director at any time during the last two fiscal years.

CASH COMPENSATION
There was no cash compensation paid to any director or executive officer of the Company during the two fiscal years ended January
31, 1999.

BONUSES AND DEFERRED COMPENSATION: None.

COMPENSATION PURSUANT TO PLANS: None.

PENSION TABLE: None.

OTHER COMPENSATION: None.

COMPENSATION OF DIRECTORS: None.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT:
There are no compensatory plans or arrangements of any kind, including payments to be received from the Company, with respect to any person which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.



Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of January 31, 2000, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.

Name and Address of      Amount and Nature of            Percent
Beneficial Owner         Beneficial Ownership            of Class
----------------         --------------------            --------


Andrew Turner                  5,000                      0.05%
15 Grayshott Close            President
Sittingbourne, Kent UK

John Cole                      5,000                      0.05%
31 Walden Avenue              Secretary
Chislehurst, Kent UK

Wing Capital Limited          800,000                     8.0%
International House
31 Church Road
Hendon, London UK

Vuma Healthcare Limited       800,000                     8.0%
11 Waterloo Place
London, UK

L. Wise Investments Ltd.      600,000                     6.0%
168 Church Road
Hove, Sussex UK

Bradwall Limited              500,000                     5.0%
S8 International Business
    Center
Casemates, Main Street
Gibraltar


The Company has been advised that the persons listed above have sole voting, investment, and dispositive power over the shares indicated above. Percent of Class (third column above) is based on 6,000,000 shares of common stock outstanding on January 31, 1999.

None of the directors of the Company are shareholders in any of the corporate shareholders listed above. Additionally, a shareholder of the Company, European Technology Investments, holds 300,000 shares of the Company, and is in no way related to the Company or is a subsidiary of the Company.

Management of the Company currently devotes approximately twenty hours per week to the Company's activities.

Management at this stage is not promoting any blank check entities and therefore there are no conflict of interests or the possibility of any conflict arising.

The Company does not intend to issue any stock to management, promoters or their affiliates or associates, prior to any business transaction or merger. The Company may issue stock to a consultant for the payment of such consultant's services however the Company at this time does not foresee the need or requirement to utilize or retain a consultant to render services for the Company.

PRIOR BLANK CHECK COMPANIES

The Company's promoters and directors have not previously been involved with any blank check offerings.

The Securities and Exchange Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ or a national securities exchange and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. The impact of the regulations applicable to penny stocks on the Company's securities is to reduce the market liquidity of the Company's securities by limiting the ability of broker/dealers to trade the Company's securities and the ability of purchasers of the Company's securities to sell their securities in the secondary market. The low price of the Company's Common Stock also has a negative effect on the amount and percentage of transaction costs paid by individual shareholders and the potential ability of the Company to raise additional capital by issuing additional shares. The primary reasons for these effects include the internal policies of certain institutional investors that prohibit the purchase of low-priced stocks, the fact that many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin and certain brokerage house policies and practices that tend to discourage individual brokers from dealing in low-priced stocks. In addition, since broker's commissions on low-priced stocks represent a higher percentage of the stock price than commissions on higher priced stocks, the current low share price of the Common Stock results in individual shareholders paying transaction costs that are a higher percentage of their total share value than would be the case if the Company's share price were substantially higher. The Company's stock may be considered penny stock under this definition and it may be subject to the restrictions on broker/dealer trades of penny stock which may in turn limit the trading market for the Company's stock and thereby depress the price of the Company's stock.



Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           TRANSACTIONS WITH MANAGEMENT AND OTHERS.



To the best of Management's knowledge, during the fiscal year ended January 31, 2000, there were no material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended January 2000, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal year ended January 2000 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS:
To the best Knowledge of management, no such transactions exist.


Item 13.  FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K


(A) FINANCIAL STATEMENTS
The Following financial statements are filed as part of this registration statement:

    Balance Sheet
    Statement of Loss
    Statement of Cash Flows
    Statement of Shareholders' Equity (Deficit)
    Selected Financial Data


(B) EXHIBITS AND INDEX OF EXHIBITS
The following exhibits are included in Item 13(c). Other exhibits have been omitted since the required information is not applicable to the registrant.

EXHIBIT

   3         Certificate of incorporation and by-laws

   11        Statement regarding computation of per share
              earnings

   27        Financial Data Schedule


(C) REPORTS ON FORM 8-K
No Report on Form 8-K was filed during the fourth quarter of the period for which this Annual Report is filed.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


European Technology Enterprises, Inc.
-----------------------
(Registrant)
Date: July 17, 2000

By: /s/ Andrew Turner
    -------------------
    President