Form 10QSB
period 2000-07-31
EUROPEAN TECHNOLOGY ENTERPRISES INC /TX
filed 2000-11-08
CIK 1080300

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended July 31, 2000

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

As of July 31, 2000, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 5.   Other information. . . . . . . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

To the Board of Directors of EUROPEAN TECHNOLOGY ENTERPRISES INC.
Houston, Texas

We have reviewed the accompanying balance sheet of European Technology Enterprises Inc., (a development stage company) as of July 31, 2000 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of European Technology Enterprises Inc.

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


Graf Repetti & Co., LLP
Dated: New York, New York
       October 31, 2000

              EUROPEAN TECHNOLOGY ENTERPRISES INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                     As Of            As Of
                                July 31, 2000   January 21, 2000
                                   (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued Expenses                    $20,825         $12,550
                                   _________         ________

Total Current Liabilities            20,825          12,550
Loan Payable - Warren Investments
 Note 5                              24,450          24,450
                                   _________         ________
Total Liabilities                    45,275          37,000

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 6,000,000 Shares                     6,000           6,000

Additional Paid in Capital           62,050          61,450
Deficit Accumulated During the
Development Stage                  (113,925)       (104,450)
                                   _________        ________

Total Stockholders' Equity          (45,275)        (37,000)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

                EUROPEAN TECHNOLOGY ENTERPRISES INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                          April 30                July 31
                     2000         1999       2000         1999
               --------------------------------------------------

TOTAL REVENUES:     $     0         0              0          0

OPERATING EXPENSES:
 Accounting           1,500     1,500          1,750      1,500
 Legal                2,500     2,500          2,500      2,500
 Rent Expense (Note 2)  600       600            600        600
 Filing Fee              13        13             12         12
                    ________   _______       ________   ________

NET LOSS             (4,613)   (4,613)       ( 4,862)   ( 4,612)

NET LOSS PER SHARE     (.00)     (.00)          (.00)     ( .00)

Weighted Average
  Number of Shares
  Outstanding      6,000,000  6,000,000    6,000,000  6,000,000


PAGE>
              EUROPEAN TECHNOLOGY ENTERPRISES INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the three       For the three
                             Months Ended        Months Ended
                                 to                   to
                            July 31, 2000       July 31, 1999
                         ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $ (4,862)           $( 4,612)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities:
Increase in Accounts Payable and
Accrued Expenses                   4,262               1,512

Additional Paid in Capital:
 Contributed by shareholders         600                 600
                                 ________          __________

Total Adjustments                  4,862               2,112

Net Cash Used in
Operating Activities                   0             ( 2,500)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in Loan Payable               0               2,500
                                 ________          __________
Net Cash Provided
by Financing Activities                0               2,500

Net Change in Cash                     0                   0

Cash at Beginning of Period            0                   0

Cash at End of Period             $    0                   0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                   0
Corporate Taxes                   $    0                   0


              EUROPEAN TECHNOLOGY ENTERPRISES INC.
                  NOTES TO FINANCIAL STATEMENTS
                         July 31, 2000


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


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to July 31, 2000 no revenue and a net loss from operations of $(113,925).
As of July 31, 2000, the Company had a net capital deficiency of $(45,275).

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


NOTE 5 - LOAN PAYABLE - WARREN CAPITAL AND RELATED PARTY
TRANSACTIONS

During the year ended January 31, 2000, Warren Capital
Ltd., paid $24,450 of liabilities on behalf of European Technology Enterprises Inc. The balance outstanding at July 31, 2000 is $24.450. Warren Capital Ltd., is owned by one of the officers of ETE. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. ETE intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.


NOTE 6 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions consisting of the cost of contributed rent and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in the accompanying financial statements at a value of $600.

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



EUROPEAN TECHNOLOGY ENTERPRISES INC.
(Registrant)
Date: November 8, 2000


/s/ Andrew Turner
President