Form 10QSB
period 2000-10-31
EUROPEAN TECHNOLOGY ENTERPRISES INC /TX
filed 2001-05-16
CIK 1080300

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended October 31, 2000

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

As of October 31, 2000, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 5.   Other information. . . . . . . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

To the Board of Directors of EUROPEAN TECHNOLOGY ENTERPRISES INC.
Houston, Texas

We have reviewed the accompanying balance sheet of European Technology Enterprises Inc., (a development stage company) as of October 31, 2000 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of European Technology Enterprises Inc.

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


Graf Repetti & Co., LLP
Dated: New York, New York
       May 11, 2001

              EUROPEAN TECHNOLOGY ENTERPRISES INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                     As Of            As Of
                                Oct. 31, 2000   January 31, 2000
                                   (Unaudited)      (Audited)
                               ----------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued Expenses                    $25,088         $12,550
                                   _________         ________
Total Current Liabilities            25,088          12,550
Loan Payable - Warren Investments
 Note 5                              24,450          24,450
                                   _________         ________
Total Liabilities                    49,538          37,000

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 6,000,000 Shares                     6,000           6,000

Additional Paid in Capital           63,250          61,450
Deficit Accumulated During the
Development Stage                  (118,788)       (104,450)
                                   _________        ________

Total Stockholders' Equity          (49,538)        (37,000)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

                EUROPEAN TECHNOLOGY ENTERPRISES INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                         October 31               July 31
                     2000         1999       2000         1999
               --------------------------------------------------

TOTAL REVENUES:     $     0         0              0          0

OPERATING EXPENSES:
 Accounting           1,750     1,500          1,750      1,500
 Legal                2,500     2,500          2,500      2,500
 Rent Expense (Note 2)  600       600            600        600
 Filing Fee              13        13             12         12

                    ________   _______       ________   ________

NET LOSS             (4,863)   (4,613)       ( 4,862)   ( 4,612)

NET LOSS PER SHARE     (.00)     (.00)          (.00)     ( .00)

Weighted Average
  Number of Shares
  Outstanding      6,000,000  6,000,000    6,000,000  6,000,000


              EUROPEAN TECHNOLOGY ENTERPRISES INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the three       For the three
                             Months Ended        Months Ended
                                 to                   to
                          October 31, 2000     October 31, 1999
                         ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $ (4,863)           $( 4,613)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities:
Increase in Accounts Payable and
Accrued Expenses                   4,263               1,013

Additional Paid in Capital:
 Contributed by shareholders         600                 600

                                 ________          __________

Total Adjustments                  4,863               1,613

Net Cash Used in
Operating Activities                   0             ( 3,000)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in Loan Payable               0               3,000
                                 ________          __________
Net Cash Provided
by Financing Activities                0               3,000

Net Change in Cash                     0                   0

Cash at Beginning of Period            0                   0

Cash at End of Period             $    0                   0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                   0
Corporate Taxes                   $    0                   0


              EUROPEAN TECHNOLOGY ENTERPRISES INC.
                  NOTES TO FINANCIAL STATEMENTS
                        October 31, 2000


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


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to October 31, 2000 no revenue and a net loss from operations of $(118,788). As of October 31, 2000, the Company had a net capital deficiency of $(49,538).

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

Management have come to the conclusion that this market is over-saturated, and the opportunities to operate a successful business within the mobile cellular telecommunications business are currently lacking.

Management has been exploring possible acquisition targets away from the area of telecommunications that could be carried out to give the Company a better chance of returning value to shareholders. At this time however, no such discussions or negotiations have commenced with any such entity. The Company at this time has not located or identified any acquisition and the Company does not expect to undertake any acquisition until such time as it has secured sufficient funds to assist with the acquisition process. The Company requires additional capital principally to meet its costs for general and administrative expenses and to fund costs associated with seeking a suitable and workable business to merge with.

Management are now focusing on finding a suitable business partner to merge with or to acquire, with a view to returning shareholder value.

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


EUROPEAN TECHNOLOGY ENTERPRISES INC.
(Registrant)
Date: May 16, 2001



/s/ Andrew Turner
President