Form 10KSB
period 2001-01-31
EUROPEAN TECHNOLOGY ENTERPRISES INC /TX
filed 2001-05-29
CIK 1080300

UNITED STATES
                 SECURITIES EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10KSB

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

As of January 31, 2001, the following shares of the Registrant's common stock were issued and outstanding:

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



Item 2.   DESCRIPTION OF PROPERTY

The company's administrative offices are located at Talbot House, High Street, Crowthorne, Berks, United Kingdom and also in
Destec Tower, Houston, Texas. The Company's office in Houston, Texas is utilized as a base to explore and contact potential business transactions and to service the Company's administrative needs. The United Kingdom office is also utilized as a base to explore and contact potential business transactions.

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

                             PART II

Item 5.    Market for Common Equity and Related Stockholder
           Matters

The Company is not aware of any quotations for its common stock, now or at any time within the past two years. As of January 31, 2001, there were approximately 313 holders of record of the issued and outstanding shares of Issuer's common stock. Issuer has never paid a dividend on its outstanding equity. The Company currently has no established public trading market for its common stock.

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

The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to January 31, 2001 no revenue and a net loss from operations of $132,150. As of January 31, 2001, the Company had a net capital deficiency of $62,300.00.

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

Item 7.  Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of European Technology Enterprises, Inc.

We have audited the accompanying balance sheet of European Technology Enterprises Inc., (a development stage company) as of January 31, 2001, and the related statements of loss, cash flows and stockholders' equity (deficiency), for the year then ended January 31, 2001, and for the period from December 31, 1996 (inception) to January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of European Technology Enterprises Inc. as of January 31, 2001, and the results of its operations and its cash flows for the year ended January 31, 2001 and for the period from December 31, 1996 (inception) to January 31, 2001 in conformity with generally accepted accounting principles.

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

Graf & Repetti
New York, New York
May 21, 2001

              EUROPEAN TECHNOLOGY ENTERPRISES, INC.
                  (A Development Stage Company)
                          BALANCE SHEET

                                            As of January 31,
                                         2001             2000
                                      ---------------------------
ASSETS
Current Assets
  Cash                                  $     0        $      0
  Other Current Assets                        0               0
                                       -------------------------
  Total Current Assets                  $     0        $      0

  Other Assets                                0               0
                                       -------------------------
  Total Assets                          $     0        $      0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
 Accounts Payable                       $     0        $      0
 Accrued Expenses                        32,100          12,550
                                       -------------------------
 Total Current Liabilities              $32,100        $ 12,550

 Other Liabilities
 Loan Payable - Warren Investments Ltd.
    Note 5                               30,200          24,450
                                       -------------------------
 Total Liabilities                      $62,300        $ 37,000

 Stockholders' Equity
  Common Stock, $.001 par value,
  Authorized 25,000.000 Shares;
  Issued and Outstanding 6,000,000
  Shares                                  6,000           6,000
 Additional Paid in Capital              63,850          61,450
 Deficit Accumulated During
  the Development Stage                (132,150)       (104,450)
                                      --------------------------
 Total Stockholders' Equity            ( 62,300)        (37,000)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)         $      0         $     0

The accompanying notes are an integral part of these financial statements

              EUROPEAN TECHNOLOGY ENTERPRISES, INC.
                  (A Development Stage Company)
                   CONDENSED STATEMENT OF LOSS
        FOR THE YEARS ENDED JANUARY 31, 2001 AND 2001 AND
      FROM DECEMBER 31, 1996 (INCEPTION) TO JANUARY 31, 2001

                               For the Year     For the Year        From
                                  Ended            Ended        Inception to
                              Jan. 31, 2001    Jan. 31, 2000    Jan. 31, 2001
                              -------------    -------------    -------------
TOTAL REVENUES:                $      0         $      0         $      0
                                ----------       ----------      ----------
OPERATING EXPENSES:
Accounting                        7,750            7,000           17,150
Legal                            17,500           17,500           45,000
Rent - Note 2                     2,400            2,400            9,800
Filing Fee                           50               50              200
Other Start Up Costs                  0                0           60,000
                                ----------       ----------      ----------
Total Operating Expenses         27,700           26,950          132,150
                                ----------       ----------      ----------
Net Loss                       $(27,700)        $(26,950)       $(132,150)
                                ----------       ----------      ----------
NET LOSS PER SHARE             $  (0.00)        $  (0.00)          $(0.03)
                                ----------       ----------      ----------
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING           6,000,000        6,000,000       5,228,311
                                ----------       ----------      ----------

The accompanying notes are an integral part of these financial statements.

              EUROPEAN TECHNOLOGY ENTERPRISES, INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
      FROM DECEMBER 31, 1996 (INCEPTION) TO JANUARY 31, 2001

                               For the Year    For the Year        From
                                  Ended            Ended       Inception to
                              Jan. 31, 2001    Jan. 31, 2000   Jan. 31, 2001
                              -------------    -------------   -------------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net Loss                        $(27,700)         $(26,950)       $(132,150)
                                 --------          --------        --------

Adjustments to Reconcile Net
Loss to Net Cash Used in
Operating Activities:
Changes in Assets and Liabilities:
 Increase in Accrued Expenses     19,550            100             32,100
 Additional paid in capital
  Contributed by shareholders
  For rent and other expenses      2,400          2,400              9,850
                                 --------       --------          --------
Total Adjustments                 21,950          2,500             41,950
                                 --------       --------          --------
Net Cash Used in
Operating Activities              (5,750)       (24,450)            90,200
                                 --------       --------          --------
CASH FLOWS FROM
FINANCING ACTIVITIES:
Increase in loan payable -
 Warren Investments Ltd.           5,750         24,450            30,200
Proceeds from Insurance of
 Common Stock                          -              -            60,000
                                 --------       --------          --------
Net Cash Provided by
Financing Activities               5,750         24,450            90,200
                                 --------       --------          --------
Net Change in Cash                   0                0                 0

Cash at Beginning of Period          0                0                 0

Cash at End of Period          $     0          $     0           $     0
                                 --------       --------          --------

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash Paid During the Period
  for Interest Expense         $     0          $     0           $     0
                                 --------       --------          --------
  Corporate Taxes              $     0          $     0           $     0
                                 --------       --------          --------

The accompanying notes are an integral part of these financial statements

                EUROPEAN TECHNOLOGY ENTERPRISES, INC.
                     (A Development Stage Company)
               STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
      FROM DECEMBER 31, 1996 (INCEPTION) TO JANUARY 31, 2001

                                                        Total
                 COMMON STOCK ISSUED    Additional    Accumulated Shareholders'
                 SHARES    PAR VALUE    Paid in Cap    Deficit      Equity
          ------------------------------------------------------------------
ISSUANCE OF
3,500,000
SHARES
FEBRUARY 10, 1997   3,500,000   $ 3,500      $31,500      $     0  $35,000

NET LOSS
FOR THE
PERIOD FROM
INCEPTION TO
JAN. 31, 1999               0         0        2,650     (37,650)  (35,500)
               -------------------------------------------------------------
BALANCE
JAN. 31, 1998       3,500,000     3,500       34,150     (37,650)        0

ISSUANCE OF
2,500,000 SHARES
JAN. 5, 1999        2,500,000     2,500       22,500            0   25,000

NET LOSS
FOR THE
YEAR ENDED
JAN. 31, 1999               0         0        2,400     (39,850)  (37,450)
               ------------------------------------------------------------
BALANCE
JAN. 31, 1999       6,000,000    $6,000      $59,050    $(77,500) $(12,450)

NET LOSS
FOR THE
YEAR ENDED
JAN. 31, 2000               0         0        2,400     (26,950)  (24,550)
               ------------------------------------------------------------
BALANCE
JAN. 31, 2000       6,000,000    $6,000      $61,450   $(104,450) $(37,000)

NET LOSS
FOR THE
YEAR ENDED
JAN. 31, 2001               0         0        2,400     (27,700)  (25,300)

BALANCE
JAN. 31, 2001       6,000,000    $6,000      $63,850   $(132,150) $(62,300)


The accompanying notes are an integral part of these financial statements.

              EUROPEAN TECHNOLOGY ENTERPRISES, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                         JANUARY 31, 2001

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


NOTE 3 - EARNINGS PER SHARE

                             For the Year        From Inception
                                Ended                  To
                          January 31, 2001      January 31, 2001
                          --------------------------------------
      Net Loss per share       $(0.00)              $(0.03)





NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to January 31, 2001 no revenue and a net loss from operations of $132,150. As of January 31, 2001, the Company had a net capital deficiency of $62,300.

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


NOTE 5 - LOAN PAYABLE - Warren Investments Ltd. and Related Party
Transactions

During the year ended January 31, 2001, Warren Investments Ltd. paid $30,200 of liabilities on behalf of European Technology Enterprises Inc. Warren Investments Ltd. is owned by one of the officers of ETE. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. ETE intends to repay the loan out of any fund raising that it may carry out or when the Company achieves sustainable revenue.

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

Set forth below is certain biographical information regarding the Company's executive officers and directors:

Andrew Turner is 28 years old and began his business career in retail. In 1990 he joined AFN Porsche, a subsidiary of Porsche GB Ltd, a manufacturer and retailer of high performance and luxury automobiles, and carried out various roles within the organisation involving a high level of consumer contact. After advancing his marketing and communication skills, he commenced a position with Scantruck Limited, a subsidiary of Scania GB Ltd, itself a subsidiary of Scania AB, a Swedish dual listed public company on the NYSE and the Stockholm stock markets. With this company he was responsible for consumer satisfaction, and the ongoing marketing and sales of various products and services, and was involved with the company receiving an award as best dealer from its industry peers.

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


Item 10.   EXECUTIVE COMPENSATION

SUMMARY


The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the year ended January 31, 2001, nor at any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will forego any compensation until such time as an accusation or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation from the Company.

The payment of the directors compensation by any target company will not be a criteria of consideration in the event the Company consummates an acquisition, alliance, merger or business transaction with another entity.

COMPENSATION TABLE: None; no form of compensation was paid to any officer or director at any time during the last two fiscal years.

CASH COMPENSATION
There was no cash compensation paid to any director or executive officer of the Company during the two fiscal years ended January
31, 2001.

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



Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of January 31, 2001, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.

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
S8 International Business
    Center
Casemates, Main Street
Gibraltar


The Company has been advised that the persons listed above have sole voting, investment, and dispositive power over the shares indicated above. Percent of Class (third column above) is based on 6,000,000 shares of common stock outstanding on January 31, 2001.

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



Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           TRANSACTIONS WITH MANAGEMENT AND OTHERS.

To the best of Management's knowledge, during the fiscal year ended January 31, 2001, there were no material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended January 2001, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal year ended January 2001 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

Date: May 29, 2001

By: /s/ Andrew Turner
    -------------------
    President