Form 10QSB
period 2001-04-30
EUROPEAN TECHNOLOGY ENTERPRISES INC /TX
filed 2001-07-17
CIK 1080300

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended April 30, 2001

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

As of April 30, 2001, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 5.   Other information. . . . . . . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

To the Board of Directors of EUROPEAN TECHNOLOGY ENTERPRISES INC.
Houston, Texas

We have reviewed the accompanying balance sheet of European Technology Enterprises Inc., (a development stage company) as of April 30, 2001 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of European Technology Enterprises Inc.

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


Graf Repetti & Co., LLP
Dated: New York, New York
       July 16, 2001

              EUROPEAN TECHNOLOGY ENTERPRISES INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                     As Of            As Of
                                April 30, 2001   January 31, 2001
                                   (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued Expenses                    $36,113         $32,100
                                   _________         ________

Total Current Liabilities            36,113          32,100
Loan Payable - Warren Investments
 Note 5                              30,450          30,200
                                   _________         ________
Total Liabilities                    66,563          62,300

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 6,000,000 Shares                     6,000           6,000

Additional Paid in Capital           64,450          63,850
Deficit Accumulated During the
Development Stage                  (137,013)       (132,150)
                                   _________        ________

Total Stockholders' Equity          (66,563)        (37,000)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

                EUROPEAN TECHNOLOGY ENTERPRISES INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                          April 30              October 31
                     2001         2000       2000         1999
               --------------------------------------------------

TOTAL REVENUES:     $     0         0              0          0

OPERATING EXPENSES:
 Accounting           1,750     1,500          1,500      1,500
 Legal                2,500     2,500          2,500      2,500
 Rent Expense (Note 2)  600       600            600        600
 Filing Fee              13        13             13         13
                    ________   _______       ________   ________

NET LOSS             (4,863)   (4,613)        (4,613)    (4,613)


NET LOSS PER SHARE     (.00)     (.00)          (.00)      (.00)


Weighted Average
  Number of Shares
  Outstanding      6,000,000  6,000,000      6,000,000  6,000,000



PAGE>
              EUROPEAN TECHNOLOGY ENTERPRISES INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the three       For the three
                             Months Ended        Months Ended
                                 to                   to
                            April 30, 2001      April 30, 2000
                         ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $ (4,863)           $( 4,613)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities:
Increase in Accounts Payable and
Accrued Expenses                   4,013              (4,013)

Additional Paid in Capital:
 Contributed by shareholders         600                 600
                                 ________          __________

Total Adjustments                  4,613              (4,613)

Net Cash Used in
Operating Activities                (250)                 (0)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in Loan Payable               0                   0
                                 ________          __________
Net Cash Provided
by Financing Activities                0                   0

Net Change in Cash                     0                   0

Cash at Beginning of Period            0                   0

Cash at End of Period             $    0                   0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                   0
Corporate Taxes                   $    0                   0


              EUROPEAN TECHNOLOGY ENTERPRISES INC.
                  NOTES TO FINANCIAL STATEMENTS
                        April 30, 2001


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


NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                             APRIL 30, 2001

                   Net Loss Per Share          $ (0.00)

NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to April 30, 2001 no revenue and a net loss from operations of $(137,013).
As of April 30, 2001, the Company had a net capital deficiency of $(166,563).

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


NOTE 5 - LOAN PAYABLE - WARREN CAPITAL AND RELATED PARTY
TRANSACTIONS

During the year ended January 31, 2001, Warren Capital
Ltd., paid $30,200 of liabilities on behalf of European Technology Enterprises Inc. The balance outstanding at April 30, 2001 is $30,450. Warren Capital Ltd., is owned by one of the officers of ETE. The loan is not evidenced by a note.
The informal agreement calls for no payment of interest. ETE intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.

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



EUROPEAN TECHNOLOGY ENTERPRISES INC.
-----------------------------------
(Registrant)
Date: July 16, 2001


/s/ Andrew Turner
-----------------
President