Form 10QSB
period 2001-07-30
EUROPEAN TECHNOLOGY ENTERPRISES INC /TX
filed 2001-11-07
CIK 1080300

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended July 31, 2001

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

As of July 31, 2001, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 5.   Other information. . . . . . . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

To the Board of Directors of EUROPEAN TECHNOLOGY ENTERPRISES INC.
Houston, Texas

We have reviewed the accompanying balance sheet of European Technology Enterprises Inc., (a development stage company) as of July 31, 2001 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of European Technology Enterprises Inc.

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


Graf Repetti & Co., LLP
Dated: New York, New York
       November 2, 2001

              EUROPEAN TECHNOLOGY ENTERPRISES INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                     As Of            As Of
                                 July 31, 2001   January 31, 2001
                                   (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued Expenses                    $15,431         $32,100
                                   ---------        --------
Total Current Liabilities            15,431          32,100
Loan Payable - Warren Investments
 Note 5                              65,550          30,200

Total Liabilities                    80,981          62,300

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 6,000,000 Shares                     6,000           6,000
                                   ---------        --------
Additional Paid in Capital           64,450          63,850
Deficit Accumulated During the
Development Stage                  (152,031)       (132,150)
                                   ---------        --------
Total Stockholders' Equity          (80,981)        (37,000)
                                   ---------        --------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

                EUROPEAN TECHNOLOGY ENTERPRISES INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                          July 31                April 30
                     2001         2000       2001         2000
               --------------------------------------------------
TOTAL REVENUES:     $     0         0              0          0

OPERATING EXPENSES:
 Accounting           1,750     1,750          1,750      1,500
 Legal               12,656     2,500          2,500      2,500
 Rent Expense (Note 2)  600       600            600        600
 Filing Fee              12        12             13         13
                    ________   _______       ________   ________

NET LOSS            (15,018)   (4,862)        (4,863)    (4,613)


NET LOSS PER SHARE     (.00)     (.00)          (.00)      (.00)


Weighted Average
  Number of Shares
  Outstanding      6,000,000  6,000,000      6,000,000  6,000,000



PAGE>
              EUROPEAN TECHNOLOGY ENTERPRISES INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the three       For the three
                             Months Ended        Months Ended
                                 to                   to
                            July 31, 2001       July 31, 2000
                         ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $(15,018)           $( 4,862)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities:
Decrease in Accrued Expenses     (20,682)
Increase in Accrued Expenses                           4,262

Additional Paid in Capital:
 Contributed by shareholders         600                 600
                                 ________          __________

Total Adjustments                (20,082)              4,862

Net Cash Used in
Operating Activities             (35,100)                  0

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in Loan Payable          35,100                   0
                                 ________          __________
Net Cash Provided
by Financing Activities           35,100                   0

Net Change in Cash                     0                   0

Cash at Beginning of Period            0                   0

Cash at End of Period             $    0                   0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                   0
Corporate Taxes                   $    0                   0


              EUROPEAN TECHNOLOGY ENTERPRISES INC.
                  NOTES TO FINANCIAL STATEMENTS
                         July 31, 2001


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


NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                              JULY 31, 2001

                   Net Loss Per Share          $ (0.00)

NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to July 31, 2001 no revenue and a net loss from operations of $(152,031).
As of July 31, 2001, the Company had a net capital deficiency of $(80,981).

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


NOTE 5 - LOAN PAYABLE - WARREN CAPITAL AND RELATED PARTY
TRANSACTIONS

During the year ended January 31, 2001, Warren Capital
Ltd., paid $30,200 of liabilities on behalf of European Technology Enterprises Inc. The balance outstanding at July 31, 2001 is $65,050. Warren Investments Ltd., is owned by one of the officers of ETE. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. ETE intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.


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

Particular interest has been raised in developing a calling plan for international telephone calls made from wireless cellular telephones which currently are very expensive and which have not been beneficial to consumers. Management believes that a solution to consumers which would reduce the cost of making an international call from a cellular telephone would be groundbreaking and allow the Company to enter an area of the communications industry which has not yet been exploited.

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

Management will takes all steps necessary to insure that the Company is in compliance with all rules and regulations of OFTEL and that the Company's operations will remain in compliance with those regulations. Further research will also be conducted on the potential of developing an all encompassing communications device. Such advice would serve the purpose of a palm held computer, cellular telephone, microphone and ear piece and a tiny web camera. At this stage, the Company has not conducted any meaningful research for such a concept and therefore is unable to draw any conclusions on the feasibility of developing and marketing such advice.

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



EUROPEAN TECHNOLOGY ENTERPRISES INC.
-----------------------------------
(Registrant)
Date: November 7, 2001


/s/ Andrew Turner
-----------------
President