Form 10QSB
period 2001-10-31
EUROPEAN TECHNOLOGY ENTERPRISES INC /TX
filed 2002-01-07
CIK 1080300

UNITED STATES
                SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                         FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended October 31, 2001

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

As of October 31, 2001, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 5.   Other information. . . . . . . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

To the Board of Directors of EUROPEAN TECHNOLOGY ENTERPRISES INC.
Houston, Texas

We have reviewed the accompanying balance sheet of European Technology Enterprises Inc., (a development stage company) as of October 31, 2001 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of European Technology Enterprises Inc.

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


Graf Repetti & Co., LLP
Dated: New York, New York
       December 21, 2001

              EUROPEAN TECHNOLOGY ENTERPRISES INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                     As Of            As Of
                                October 31, 2001 January 31, 2001
                                   (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accrued Expenses                    $13,669         $32,100
                                   ---------        --------
Total Current Liabilities            13,669          32,100
Loan Payable - Warren Investments
 Note 5                              71,600          30,200

Total Liabilities                    85,269          62,300

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 6,000,000 Shares                     6,000           6,000

Additional Paid in Capital           65,650          63,850
Deficit Accumulated During the
Development Stage                  (156,919)       (132,150)
                                   ---------        --------
Total Stockholders' Equity          (85,269)        (37,000)
                                   ---------        --------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

                EUROPEAN TECHNOLOGY ENTERPRISES INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                        October 31                July 31
                     2001         2000       2001         2000
               --------------------------------------------------
TOTAL REVENUES:     $     0         0              0          0

OPERATING EXPENSES:
 Accounting           1,750     1,750          1,750      1,750
 Legal                2,500     2,500         12,656      2,500
 Rent Expense (Note 2)  600       600            600        600
 Filing Fee              38        12             12         12
                    ________   _______       ________   ________

NET LOSS             (4,888)   (4,862)       (15,018)    (4,862)


NET LOSS PER SHARE     (.00)     (.00)          (.00)      (.00)


Weighted Average
  Number of Shares
  Outstanding      6,000,000  6,000,000      6,000,000  6,000,000



PAGE>
              EUROPEAN TECHNOLOGY ENTERPRISES INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the three       For the three
                             Months Ended        Months Ended
                                 to                   to
                            October 31, 2001    October 31, 2000
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $( 4,888)           $( 4,863)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities:
Decrease in Accrued Expenses     ( 1,762)
Increase in Accrued Expenses                           4,263

Additional Paid in Capital:
 Contributed by shareholders         600                 600
                                 ________          __________

Total Adjustments                ( 1,162)              4,863

Net Cash Used in
Operating Activities             ( 6,050)                  0

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in Loan Payable           6,050                   0
                                 ________          __________
Net Cash Provided
by Financing Activities            6,050                   0

Net Change in Cash                     0                   0

Cash at Beginning of Period            0                   0

Cash at End of Period             $    0                   0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                   0
Corporate Taxes                   $    0                   0


              EUROPEAN TECHNOLOGY ENTERPRISES INC.
                  NOTES TO FINANCIAL STATEMENTS
                        October 31, 2001


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


NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                             OCTOBER 31, 2001

                   Net Loss Per Share          $ (0.00)

NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to October 31, 2001 no revenue and a net loss from operations of $(156,919). As of October 31, 2001, the Company had a net capital deficiency of $(85,269).

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


NOTE 5 - LOAN PAYABLE - WARREN CAPITAL AND RELATED PARTY
TRANSACTIONS

During the year ended January 31, 2001, Warren Capital
Ltd., paid $30,200 of liabilities on behalf of European Technology Enterprises Inc. The balance outstanding at October 31, 2001 is $71,600. Warren Investments Ltd., is owned by one of the officers of ETE. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. ETE intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.


NOTE 6 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions consisting of the cost of contributed rent and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in the accompanying financial statements at a value of $600.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

During the last quarter, the Company has failed in its efforts to enter the cellular telephone industry and market. As a result, the company currently has no business plan other than to identify and locate other business opportunities or to merge with another entity which possesses a viable business plan.

The Company is considered a development stage company and its principal business purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company. Substantial dilution would result as the total outstanding shares of the Company would be combined with that of any subsequently merged or acquired entity. The resulting entity would therefore have a greater amount of shareholders resulting in dilution to the Company's current shareholders. Additionally, there will likely be a change in control of the Company as current management would not be in a position to actively participate in an newly merged or acquired company of whose business plan or operations current management would have little knowledge of.

After the Company's original business plan ceased, the Company became a "blank check" company as defined by the Securities and Exchange Commission. The SEC defines a blank check company as one which has no specific business or plan other than to consummate an acquisition of or merge into another business or entity. A number of states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Additionally, some states prohibit the initial offer and sale as well as any subsequent resale of securities of shell companies to residents of their states.

In the event the Company acquires or merges with another entity, the Company will no longer be considered a "blank check" company. Additionally, shareholders of the Company have not entered into any "lock-up" letter agreement, which would prevent them from selling their respective shares of the Company's common stock until such time as the Company consummates a merger with or acquisition of another company.

Any targeted alliance or merger candidate will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find favorable opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

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

In the event the Company consummates a merger transaction, the Company believes that there will be a change in control in the
Company.   The Company believes that any merger would include the
new issuance of common stock in the Corporation to a potential merger candidate followed by a reverse split of the Company's issued common stock thereby effectively passing control of the Company to the merged candidate.

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

The Company, to date, has not utilized any notices or advertisements in its search for business opportunities as the Company cannot afford to expend monies for such purposes. The Company seeks business opportunities through the means of personal networking and inquiries by current management.

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



EUROPEAN TECHNOLOGY ENTERPRISES INC.
-----------------------------------
(Registrant)
Date: January 7, 2002


/s/ Andrew Turner
-----------------
President