Form 10KSB
period 2002-01-31
EUROPEAN TECHNOLOGY ENTERPRISES INC /TX
filed 2002-04-19
CIK 1080300

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

As of January 31, 2002, the following shares of the Registrant's common stock were issued and outstanding:

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

In February 1997, the Company sought to raise funds pursuant to a private placement to investors to implement its business plans and fund research of its idea by issuing 3,500,000 shares of common stock at $0.01. The placement was exempt from Registration pursuant to Section 4(6) of the Securities Act of 1933. The Company was successful in raising $35,000.00 however was unsuccessful in implementing its business plan. Investors to the Company requested that they be represented on the Board of Directors and the Company's management resigned from their position to pursue other endeavors as they did not wish to devote further time to the Company and to research and assess available market opportunities. New management was brought in to pursue the goals of the Company.

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

During the third quarter, the Company had failed in its efforts to enter the cellular telephone industry and market. As a result, the company currently has no business plan other than to identify and locate other business opportunities or to merge with another entity which possesses a viable business plan.

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

Item 7.  Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of European Technology Enterprises, Inc.

We have audited the accompanying balance sheet of European Technology Enterprises Inc., (a development stage company) as of January 31, 2002, and the related statements of loss, cash flows and stockholders' equity (deficiency), for the year then ended January 31, 2002, and for the period from December 31, 1996 (inception) to January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of European Technology Enterprises Inc. as of January 31, 2002, and the results of its operations and its cash flows for the year ended January 31, 2002 and for the period from December 31, 1996 (inception) to January 31, 2002 in conformity with generally accepted accounting principles.

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

Graf & Repetti
New York, New York
April 15, 2002

              EUROPEAN TECHNOLOGY ENTERPRISES, INC.
                  (A Development Stage Company)
                          BALANCE SHEET

                                            As of January 31,
                                         2002             2001
                                      ---------------------------
ASSETS
Current Assets
  Cash                                  $     0        $      0
  Other Current Assets                        0               0
                                       -------------------------
  Total Current Assets                  $     0        $      0

  Other Assets                                0               0
                                       -------------------------
  Total Assets                          $     0        $      0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
 Accounts Payable                       $     0        $      0
 Accrued Expenses                        29,333          32,100
                                       -------------------------
 Total Current Liabilities              $29,333        $ 32,100

 Other Liabilities
 Loan Payable - Warren Investments Ltd.
    Note 5                               71,600          30,200
                                       -------------------------
 Total Liabilities                     $100,933        $ 62,300

 Stockholders' Equity
  Common Stock, $.001 par value,
  Authorized 25,000.000 Shares;
  Issued and Outstanding 6,000,000
  Shares                                  6,000           6,000
 Additional Paid in Capital              66,250          63,850
 Deficit Accumulated During
  the Development Stage                (173,183)       (132,150)
                                      --------------------------
 Total Stockholders' Equity            (100,933)        (62,300)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)         $      0         $     0

The accompanying notes are an integral part of these financial statements

              EUROPEAN TECHNOLOGY ENTERPRISES, INC.
                  (A Development Stage Company)
                   CONDENSED STATEMENT OF LOSS
        FOR THE YEARS ENDED JANUARY 31, 2002 AND 2001 AND
      FROM DECEMBER 31, 1996 (INCEPTION) TO JANUARY 31, 2002

                               For the Year     For the Year        From
                                  Ended            Ended        Inception to
                              Jan. 31, 2002    Jan. 31, 2001    Jan. 31, 2002
                              -------------    -------------    -------------
TOTAL REVENUES:                $      0         $      0         $      0
                                ----------       ----------      ----------
OPERATING EXPENSES:
Accounting                        8,000            7,750           25,150
Legal                            30,558           17,500           75,558
Rent - Note 2                     2,400            2,400           12,200
Filing Fee                           75               50              275
Other Start Up Costs                  0                0           60,000
                                ----------       ----------      ----------
Total Operating Expenses         41,033           27,700          173,183
                                ----------       ----------      ----------
Net Loss                       $(41,033)        $(27,700)       $(173,183)
                                ----------       ----------      ----------
NET LOSS PER SHARE             $  (0.01)        $  (0.00)          $(0.03)
                                ----------       ----------      ----------
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING           6,000,000        6,000,000       5,421,629
                                ----------       ----------      ----------

The accompanying notes are an integral part of these financial statements.

              EUROPEAN TECHNOLOGY ENTERPRISES, INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
        FOR THE YEARS ENDED JANUARY 31, 2002 AND 2001 AND
      FROM DECEMBER 31, 1996 (INCEPTION) TO JANUARY 31, 2002

                               For the Year    For the Year        From
                                  Ended            Ended       Inception to
                              Jan. 31, 2002    Jan. 31, 2001   Jan. 31, 2002
                              -------------    -------------   -------------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net Loss                        $(41,033)         $(27,700)       $(173,183)
                                 --------          --------        --------

Adjustments to Reconcile Net
Loss to Net Cash Used in
Operating Activities:
Changes in Assets and Liabilities:
 Increase in Accrued Expenses     (2,767)           19,550          29,333
 Additional paid in capital
  Contributed by shareholders
  For rent and other expenses      2,400             2,400          12,250
                                 --------         ---------       --------
Total Adjustments                   (367)           21,950          41,853
                                 --------         ---------       --------
Net Cash Used in
Operating Activities             (41,400)          ( 5,750)       (131,600)
                                 --------         ---------       --------
CASH FLOWS FROM
FINANCING ACTIVITIES:
Increase in loan payable -
 Warren Investments Ltd.          41,400             5,750          71,600
Proceeds from Insurance of
 Common Stock                          -                 -          60,000
                                 --------         ---------       ---------
Net Cash Provided by
Financing Activities              41,400             5,750         131,600
                                 --------         ---------       --------
Net Change in Cash                     0                 0              0

Cash at Beginning of Period            0                 0              0

Cash at End of Period          $       0           $     0        $     0
                                 --------         ---------       --------

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash Paid During the Period
  for Interest Expense         $     0          $     0           $     0
                                 --------       --------          --------
  Corporate Taxes              $     0          $     0           $     0
                                 --------       --------          --------

The accompanying notes are an integral part of these financial statements

                EUROPEAN TECHNOLOGY ENTERPRISES, INC.
                     (A Development Stage Company)
               STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
      FROM DECEMBER 31, 1996 (INCEPTION) TO JANUARY 31, 2002

                                                        Total
                 COMMON STOCK ISSUED    Additional    Accumulated Shareholders'
                 SHARES    PAR VALUE    Paid in Cap    Deficit      Equity
          ------------------------------------------------------------------
ISSUANCE OF
3,500,000
SHARES
FEBRUARY 10, 1997   3,500,000   $ 3,500      $31,500      $     0  $35,000

NET LOSS
FOR THE
PERIOD FROM
INCEPTION TO
JAN. 31, 1999               0         0        2,650     (37,650)  (35,500)
               -------------------------------------------------------------
BALANCE
JAN. 31, 1998       3,500,000     3,500       34,150     (37,650)        0

ISSUANCE OF
2,500,000 SHARES
JAN. 5, 1999        2,500,000     2,500       22,500            0   25,000

NET LOSS
FOR THE
YEAR ENDED
JAN. 31, 1999               0         0        2,400     (39,850)  (37,450)
               ------------------------------------------------------------
BALANCE
JAN. 31, 1999       6,000,000    $6,000      $59,050    $(77,500) $(12,450)

NET LOSS
FOR THE
YEAR ENDED
JAN. 31, 2000               0         0        2,400     (26,950)  (24,550)
               ------------------------------------------------------------
BALANCE
JAN. 31, 2000       6,000,000    $6,000      $61,450   $(104,450) $(37,000)

NET LOSS
FOR THE
YEAR ENDED
JAN. 31, 2001               0         0        2,400     (27,700)  (25,300)
               ------------------------------------------------------------
BALANCE
JAN. 31, 2001       6,000,000    $6,000      $63,850   $(132,150) $(62,300)

NET LOSS
FOR THE
YEAR ENDED
JAN. 31, 2002               0         0        2,400     (41,033)  (38,633)
               ------------------------------------------------------------
BALANCE
JAN. 31, 2002       6,000,000    $6,000      $66,250   $(173,183)$(100,933)
               ============================================================

The accompanying notes are an integral part of these financial statements.

              EUROPEAN TECHNOLOGY ENTERPRISES, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                         JANUARY 31, 2002

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


NOTE 3 - EARNINGS PER SHARE

                             For the Year        From Inception
                                Ended                  To
                          January 31, 2002      January 31, 2002
                          --------------------------------------
      Net Loss per share       $(0.01)              $(0.03)






NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to January 31, 2002 no revenue and a net loss from operations of $173,183. As of January 31, 2002, the Company had a net capital deficiency of $100,933.

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


NOTE 5 - LOAN PAYABLE - Warren Investments Ltd. and Related Party
Transactions

During the year ended January 31, 2002, Warren Investments Ltd. paid $71,600 of liabilities on behalf of European Technology Enterprises Inc. Warren Investments Ltd. is owned by one of the officers of ETE. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. ETE intends to repay the loan out of any fund raising that it may carry out or when the Company achieves sustainable revenue.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters.


                            PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

                           Position(s) Held and
Name                 Age    Duration of Service   Family Relation
----------------     ---    -------------------   ---------------
Andrew Turner         30    President and Director        None
John Cole             72    Secretary-Treasurer
                            and Director                  None

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respects to the election of directors.

Set forth below is certain biographical information regarding the Company's executive officers and directors:

Andrew Turner is 30 years old and began his business career in retail. In 1990 he joined AFN Porsche, a subsidiary of Porsche GB Ltd, a manufacturer and retailer of high performance and luxury automobiles, and carried out various roles within the organisation involving a high level of consumer contact. After advancing his marketing and communication skills, he commenced a position with Scantruck Limited, a subsidiary of Scania GB Ltd, itself a subsidiary of Scania AB, a Swedish dual listed public company on the NYSE and the Stockholm stock markets. With this company he was responsible for consumer satisfaction, and the ongoing marketing and sales of various products and services, and was involved with the company receiving an award as best dealer from its industry peers.

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


Item 10.   EXECUTIVE COMPENSATION

SUMMARY


The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the year ended January 31, 2002, nor at any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will forego any compensation until such time as an accusation or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation from the Company.

The payment of the directors compensation by any target company will not be a criteria of consideration in the event the Company consummates an acquisition, alliance, merger or business transaction with another entity.

COMPENSATION TABLE: None; no form of compensation was paid to any officer or director at any time during the last two fiscal years.

CASH COMPENSATION
There was no cash compensation paid to any director or executive officer of the Company during the two fiscal years ended January
31, 2002.

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



Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of January 31, 2002, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.

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
S8 International Business
    Center
Casemates, Main Street
Gibraltar


The Company has been advised that the persons listed above have sole voting, investment, and dispositive power over the shares indicated above. Percent of Class (third column above) is based on 6,000,000 shares of common stock outstanding on January 31, 2002.

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



Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           TRANSACTIONS WITH MANAGEMENT AND OTHERS.

To the best of Management's knowledge, during the fiscal year ended January 31, 2002, there were no material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended January 2002, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal year ended January 2002 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

Date: April 19, 2002

By: /s/ Andrew Turner
    -------------------
    President