Form 10QSB
period 2002-04-30
EUROPEAN TECHNOLOGY ENTERPRISES INC /TX
filed 2002-07-02
CIK 1080300

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended April 30, 2002

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

As of April 30, 2002, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 13

Item 5.   Other information. . . . . . . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13




PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

We have reviewed the accompanying balance sheet of European Technology Enterprises Inc., (a development stage company) as of April 30, 2002 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of European Technology Enterprises Inc.

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


Graf Repetti & Co., LLP
Dated: New York, New York
       June 28, 2002

              EUROPEAN TECHNOLOGY ENTERPRISES INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                     As Of            As Of
                                April 30, 2002   January 31, 2002
                                   (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                        $     0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued Expenses                    $32,596         $29,333
                                   _________         ________

Total Current Liabilities            32,596          29,333
Loan Payable - Warren Investments
Note 5                               73,350          71,600
                                   _________         ________
Total Liabilities                   105,946         100,933

Stockholders' Equity
Common Stock, $.001 par value,
Authorized 25,000.000 Shares;
Issued and Outstanding
6,000,000 Shares                     6,000           6,000

Additional Paid in Capital          66,850          66,250
Deficit Accumulated During the
Development Stage                 (178,796)       (173,183)
                                  _________        ________

Total Stockholders' Equity        (105,946)       (100,933)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $0              $0

                    EUROPEAN TECHNOLOGY ENTERPRISES INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                          April 30              October 31
                     2002         2001       2001         2000
               --------------------------------------------------

TOTAL REVENUES:     $     0         0              0          0

OPERATING EXPENSES:
 Accounting           1,750     1,750          1,750      1,750
 Legal                3,250     2,500          2,500      2,500
 Rent Expense (Note 2)  600       600            600        600
 Filing Fee              13        13             38         12
                    ________   _______       ________   ________

NET LOSS             (5,613)   (4,863)        (4,888)    (4,862)


NET LOSS PER SHARE     (.00)     (.00)          (.00)      (.00)


Weighted Average
  Number of Shares
  Outstanding      6,000,000  6,000,000      6,000,000  6,000,000



                EUROPEAN TECHNOLOGY ENTERPRISES INC.
                 STATEMENT OF CASH FLOWS (unaudited)

                            For the three       For the three
                             Months Ended        Months Ended
                                 to                   to
                            April 30, 2002      April 30, 2001
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                        $ (5,613)           $( 4,863)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities:
Increase in Accounts Payable and
Accrued Expenses                   3,263               4,013

Additional Paid in Capital:
Contributed by shareholders          600                 600
                                 ________          __________
Total Adjustments                  3,863               4,613

Net Cash Used in
Operating Activities              (1,750)               (250)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in Loan Payable           1,750                   0
                                 ________          __________
Net Cash Provided
by Financing Activities                0                   0

Net Change in Cash                     0                   0
Cash at Beginning of Period            0                   0
Cash at End of Period             $    0                   0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                   0
Corporate Taxes                   $    0                   0


               EUROPEAN TECHNOLOGY ENTERPRISES INC.
                  NOTES TO FINANCIAL STATEMENTS
                        April 30, 2002


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


NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                             APRIL 30, 2002

                   Net Loss Per Share          $ (0.00)


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to April 30, 2001 no revenue and a net loss from operations of $(178,796).
As of April 30, 2002, the Company had a net capital deficiency of $(105,946).

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with the start up of its telecommunications operations. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. EUROPEAN TECHNOLOGY ENTERPRISES Inc. does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. See Note 5.


NOTE 5 - LOAN PAYABLE - WARREN CAPITAL AND RELATED PARTY
TRANSACTIONS

>From inception until January 31, 2002, Warren Capital Ltd., paid $71,600 of liabilities on behalf of European Technology Enterprises Inc. The balance outstanding at April 30, 2002 is $73,350. Warren Investments Ltd., is owned by one of the officers of ETE. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. ETE intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.


NOTE 6 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions consisting of the cost of contributed rent and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in the accompanying financial statements at a value of $600.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

During the last quarter, management has been seeking to identify potential suitable acquisitions that may be available to the Company to assist it in developing operations in the telecommunications industry and other areas which may provide viable opportunities for the company to develop successful operations. Management has identified one such opportunity in the biotechnology industry and has reached a preliminary understanding with IPD Biosciences Limited, a UK corporation, (hereinafter "IPD Biosciences") which is engaged in the biotechnology industry. IPD Biosciences focuses its business model on a new high growth sector of the biotech and pharmaceutical industry's, lifestyle drugs. There is no definitive agreement between the company and IPD Biosciences and there is no guarantee that an agreement will be reached for the company to acquire or merge with that entity. The company will likely seek to adopt the business plan of IPD Biosciences as part of any agreement. There is no assurance or guarantee that, in the event the business plan of IPD Biosciences is adopted, that the company will be successful in developing and operating a profitable business.

Additionally, there have been no definitive terms discussed between the parties as discussions and negotiations are in progress. In the event an agreement is consummated, there is a likely probability that the company's current shareholders may incur a substantial dilution in their shareholding in the company and that a change in control of the company may occur. Additionally, there are numerous conditions which both parties must satisfy for any transaction to be consummated.

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

Item 2.   Changes in Securities

The instruments defining the rights of the holders of any class of registered securities have not been modified.

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



EUROPEAN TECHNOLOGY ENTERPRISES INC.
-----------------------------------
(Registrant)
Date: July 1, 2002


/s/ Andrew Turner
-----------------
President