Form 10QSB
period 2002-07-31
EUROPEAN TECHNOLOGY ENTERPRISES INC /TX
filed 2002-08-15
CIK 1080300

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended July 31, 2002
-----------------------------------------------------------------

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

As of July 31, 2002, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock        6,000,000

Traditional Small Business Disclosure (check one): Yes  X  No

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

We have reviewed the accompanying balance sheet of European Technology Enterprises Inc., (a development stage company) as of July 31, 2002 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of European Technology Enterprises Inc.

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


Graf Repetti & Co., LLP
Dated: New York, New York
       August 12, 2002

              EUROPEAN TECHNOLOGY ENTERPRISES INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                     As Of            As Of
                                 July 31, 2002   January 31, 2002
                                   (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                        $     0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued Expenses                    $32,358         $29,333
                                   _________         ________

Total Current Liabilities            32,358          29,333
Loan Payable - Warren Investments
Note 5                               77,850          71,600
                                   _________         ________
Total Liabilities                   110,208         100,933

Stockholders' Equity
Common Stock, $.001 par value,
Authorized 25,000.000 Shares;
Issued and Outstanding
6,000,000 Shares                     6,000           6,000

Additional Paid in Capital          67,450          66,250
Deficit Accumulated During the
Development Stage                 (183,658)       (173,183)
                                  _________        ________

Total Stockholders' Equity        (110,208)       (100,933)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $0              $0

               EUROPEAN TECHNOLOGY ENTERPRISES INC.
        CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                          April  30               July 31
                     2002         2001       2002         2001
               --------------------------------------------------

TOTAL REVENUES:     $     0         0              0          0

OPERATING EXPENSES:
 Accounting           1,750     1,750          1,750      1,750
 Legal                3,250     2,500          2,500     12,656
 Rent Expense (Note 2)  600       600            600        600
 Filing Fee              13        13             12         12
                    ________   _______       ________   ________

NET LOSS             (5,613)   (4,863)        (4,862)   (15,018)


NET LOSS PER SHARE     (.00)     (.00)          (.00)      (.00)

Weighted Average
  Number of Shares
  Outstanding      6,000,000  6,000,000      6,000,000  6,000,000



                EUROPEAN TECHNOLOGY ENTERPRISES INC.
                 STATEMENT OF CASH FLOWS (unaudited)

                            For the three       For the three
                             Months Ended        Months Ended
                                 to                   to
                            July 31, 2002       July 31, 2001
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                        $ (4,862)           $(15,018)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities:
Decrease in accrued Expenses        (238)            (20,682)

Additional Paid in Capital:
Contributed by shareholders          600                 600

Total Adjustments                    362             (20,082)

Net Cash Used in
Operating Activities              (4,500)            (35,100)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in Loan Payable           4,500              35,100

                                 ________          __________
Net Cash Provided
by Financing Activities                0                   0

Net Change in Cash                     0                   0
Cash at Beginning of Period            0                   0
Cash at End of Period             $    0                   0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                   0
Corporate Taxes                   $    0                   0


               EUROPEAN TECHNOLOGY ENTERPRISES INC.
                  NOTES TO FINANCIAL STATEMENTS
                        July 30, 2002


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.  Description of Company

EUROPEAN TECHNOLOGY ENTERPRISES INC., ("the Company") is a for-profit corporation, incorporated under the laws of the State of Delaware on December 31, 1996. EUROPEAN TECHNOLOGY ENTERPRISES Inc.'s principal objective is to provide low-cost international telephone service. In the first quarter of 2002 the Directors decided to diversify away from telecoms and identified certain opportunities in the biopharmaceutical sector which are being pursued currently.


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


NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                             JULY 31, 2002

                   Net Loss Per Share          $ (0.00)


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to July 31, 2002 no revenue and a net loss from operations of $(183,658).
As of July 31, 2002, the Company had a net capital deficiency of $(110,208).

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


NOTE 5 - LOAN PAYABLE - WARREN CAPITAL AND RELATED PARTY
TRANSACTIONS

From inception until January 31, 2002, Warren Capital Ltd., paid $71,600 of liabilities on behalf of European Technology Enterprises Inc. The balance outstanding at April 30, 2002 is $77,850. Warren Investments Ltd., is owned by one of the officers of ETE. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. ETE intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.


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

EUROPEAN TECHNOLOGY ENTERPRISES INC.
-----------------------------------
(Registrant)
Date: August 15, 2002

/s/ Andrew Turner
-----------------
President