Form 10QSB
period 2002-10-31
EUROPEAN TECHNOLOGY ENTERPRISES INC /TX
filed 2003-04-02
CIK 1080300

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

-------------------------------------------------------------------------------

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended October 31, 2002
-------------------------------------------------------------------------------

                         ENHANCE LIFESCIENCES INC.
      (Exact name of registrant as specified in its charter)


     Delaware                               13-4044714
---------------                        -------------------
State of Incorporation                  IRS Employer ID No.

Suite 1600, One Rockefeller Plaza
New York, NY                                      10020
----------------------------------                -----
(Address of principal executive offices)       (Zip Code)

Registrant's Telephone Number     (212) 561 1716


Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X____      No_______

As of October 31, 2002, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock        6,000,000

Traditional Small Business Disclosure (check one): Yes  X  No

PART I - FINANCIAL INFORMATION

              ENHANCE LIFESCIENCES INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                     As Of              As Of
                                 October 31, 2002  January 31, 2002
                                   (Unaudited)        (Audited)
                                 ---------------- ---------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   ---------         --------
Total Current Assets                      0               0
Other Assets                              0               0
                                   ---------         --------
TOTAL ASSETS                        $     0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued Expenses                    $20,601         $29,333
                                   ---------         --------

Total Current Liabilities            20,601          29,333
Loan Payable - Warren Investments
Note 5                               91,423          71,600
                                   ---------         --------
Total Liabilities                   112,024         100,933

Stockholders' Equity
Common Stock, $.001 par value,
Authorized 25,000.000 Shares;
Issued and Outstanding
6,000,000 Shares                     6,000           6,000

Additional Paid in Capital          68,050          66,250
Deficit Accumulated During the
Development Stage                 (186,074)       (173,183)
                                  ---------        --------

Total Stockholders' Deficit        (112,024)       (100,933)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $0              $0

                       ENHANCE LIFESCIENCES INC.
                CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                          July  31               October 31
                     2002         2001       2002         2001
               -------------------------  -----------------------

TOTAL REVENUES:     $     0         0              0          0

OPERATING EXPENSES:
 Accounting           1,750     1,750          1,750      1,750
 Legal                2,500    12,656              0      2,500
 Rent Expense (Note 2)  600       600            600        600
 Filing Fee              12        12             66         12
                    --------   -------       --------   --------

NET LOSS             (4,862)   (15,018)        (2,416)   (4,888)


NET LOSS PER SHARE     (.00)     (.00)          (.00)      (.00)

Weighted Average
  Number of Shares
  Outstanding     6,000,000  6,000,000     6,000,000  6,000,000

                      ENHANCE LIFESCIENCES INC.
                 STATEMENT OF CASH FLOWS (unaudited)


                             For the three       For the three
                             Months Ended        Months Ended
                                 to                   to
                            October 31, 2002     October 31, 2001
                         ----------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                        $ (2,416)           $(4,888)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets
and Liabilities:
Decrease in accrued Expenses     (11,757)            (1,762)

Additional Paid in Capital:
Contributed by shareholders          600                 600

Total Adjustments                (11,157)             (1,162)

Net Cash Used in
Operating Activities             (13,573)            (6,050)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in Loan Payable           13,573              6,050

                                 --------          ----------
Net Cash Provided
by Financing Activities                0                   0

Net Change in Cash                     0                   0
Cash at Beginning of Period            0                   0
Cash at End of Period             $    0                   0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                   0
Corporate Taxes                   $    0                   0

                            ENHANCE LIFESCIENCES INC
                         (A Developmental Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS

                                OCTOBER 31, 2002

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

(A) Description of Company Enhance Lifesciences Inc ("the Company") is a for-profit corporation incorporated under the laws of the State of Delaware on December 31, 1996, under the name European Technology Enterprises Inc. Enhance Lifesciences Inc's principal objective is to acquire and develop pharmaceutical products. On June 25th 2002 the company changed its name to Enhance Lifesciences Inc. In the first quarter of 2002 the Directors decided to diversify away from telecoms and identified certain opportunities in the biopharmaceutical sector, and subsequent to 31st October 2002, the company on 17th December 2002 consummated a transaction to acquire Enhance Lifesciences Limited, a UK corporation.

(B) Basis of Presentation Financial Statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.

(C) Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See note 4.

2.   USE OF OFFICE SPACE

     The Company uses 100 square feet of space for its executive offices at Suite 1600, One Rockefeller Plaza, New York, NY, 10020 which it receives from one of its shareholders at no cost. The fair market value of this office is $200 per month, which is reflected as an expense with a corresponding credit to additional paid-in capital.

3.   EARNINGS PER SHARE

             Net Loss per share                 $__(.00)

4.   LIQUIDITY

     The Company's viability as a going concern is dependant upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage status. As a result, the Company had from time of inception to October 31, 2002, no revenue and a net loss from operations of ($186,074). As of October 31, 2002, the Company had a net capital deficiency of ($112,024).

     The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with the start up of its telecommunications operations. It is not anticipated that the company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Enhance Lifesciences Inc does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. See note 5.

5. LOAN PAYABLE - Warren Investments Ltd and Related Party Transactions From inception until January 2002, Warren Investments Ltd, paid $71,600 of liabilities on behalf of Enhance Lifesciences Inc. ("ELS"). The balance outstanding at October 31, 2002 is $91,423. Warren Investments Ltd is owned by one of the officers of ELS. Warren Investments Ltd has agreed to lend up to $100,000 to ELS upon request. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. ELS intends to repay the loan out of any fundraising that it may carry out or when the company achieves sustainable revenue.

6.   NON-CASH FINANCIAL TRANSACTIONS
     Non cash financing transactions consisting of the cost of contributed rent and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in the accompanying financial statements at a value of $600.

7.   POTENTIAL  MERGER  CANDIDATE
     The Company has discussed a potential merger with Enhance Lifesciences Limited, a company formed in England on April 24, 1997 under the name Browsemiles Limited. Enhance Lifesciences Limited is in the business of developing pharmaceutical products. On December 17th 2002, the company consummated a transaction to purchase Enhance Lifesciences Limited which has been reported in an 8K filing.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     During the quarter to 31st October 2002, the company had been seeking an acquisition candidate and was introduced to Enhance Lifesciences Limited, a UK corporation.

     On September 10, 2002, the entered into an Acquisition Agreement to acquire 2 shares of Ordinary stock, GPB 1.0 par value being one hundred (100%) percent of the issued and outstanding Ordinary shares, of Enhance Lifesciences Limited
(ELSL), a company incorporated under the laws of England.

     The acquisition was consummated by the execution of an Acquisition Agreement dated September 10, 2002. The shares acquired by the Company represented one hundred (100%) percent of all of ELSL's then currently issued and outstanding common stock. The transaction closed on December 17, 2002.

     The aggregate purchase price paid by the Company for the ELSL common shares was 17,000,000 post-reverse split shares of voting common stock of Enhance Life Sciences Inc.(ELSI), $0.001 par value. These shares will be issued to the sellers of the ELSL shares subsequent to a 2 for 1 reverse split of the voting common stock by the Company of its voting common stock.

     There was no material relationship between the Company and ELSL prior to the acquisition by the company of the ELSL shares. Subsequent to the acquisition of the ELSL shares, the Company intends to enter the pharmaceutical industry, in particular the emerging sector of lifestyle drugs. Enhance Life Sciences is a pharmaceutical company with a primary focus on the development of lifestyle drug products. ELSL aim to manage the convergence of groundbreaking science to create strong, commercially successful products in international markets. The products which Enhance Life Sciences seeks to develop will be used to treat a range of lifestyle ailments, from sexual dysfunction to hair loss. Prior to the acquisition of the Enhance Life Sciences Ltd shares, the Company, Enhance Life Sciences Inc, was a developing company seeking to find a merger or business acquisition.


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

ENHANCE LIFESCIENCES INC
(Registrant) Date: April 2, 2003

/s/ Andrew Turner
-----------------
President