Form 10KSB
period 2003-01-31
EUROPEAN TECHNOLOGY ENTERPRISES INC /TX
filed 2003-06-23
CIK 1080300

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10KSB

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                            ENHANCE LIFESCIENCES INC.
                            -------------------------

             (Exact name of registrant as specified in its charter)



             DELAWARE                            13-4044714
             --------                            ----------
     (State or other jurisdiction             (I.R.S. Employer
     of incorporation or organization)        Identification No.)

     1285 Avenue of the Americas
     35th Floor
     New York, NY,                                 10019
     ----------------------------------            -----
  (Address of principal executive offices)       (Zip Code)


Registrant's telephone number             (212) 561 1716
                                          --------------



        Securities to be registered pursuant to Section 12(g) of the Act:

                         VOTING COMMON STOCK 20,000,000

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X  NO
                                       ---   ---
As of January 31, 2003, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock 20,000,000

Traditional Small Business Disclosure
(check one): Yes X No

                                                      PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

HISTORY AND ORGANIZATION

ENHANCE LIFESCIENCES INC., (the "Company"), a developmental stage company, was organized on December 31, 1996 under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized.

The Company was formed to enter the telecommunications industry and provide international telephone interface service. The company sought to provide two types of service to consumers: call re-routing via a cheaper international carrier and telephone calling card service. Its business plan was to install communication equipment to re-route calls directly, purchasing time from an international call carrier. The Company's original business plan failed and the company sought to merge or be acquired by another corporation.

During the quarter to 31st October 2002, the company was introduced to Enhance Lifesciences Limited, a UK corporation, prior to this transaction completing the Company changed its name to Enhance Lifesciences Inc.

On September 10, 2002, they entered into an Acquisition Agreement to acquire 2 shares of Ordinary stock, GPB 1.0 par value being one hundred (100%) percent of the issued and outstanding Ordinary shares, of Enhance Lifesciences Limited
(ELSL), a company incorporated under the laws of England. The transaction completed on the 17th December 2002.

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

Subsequent to the year end of January 31, 2003, on April 29th 2003, the company's 20,000,000 issued and outstanding common stock was acquired by Becor Communications Inc, a Delaware corporation, whereby Becor Communications Inc, now called Enhance Biotech Inc, became the Company's sole stockholder.

It is the Company's intention to continue filing its statutory filings with the Securities and Exchange Commission.

ITEM 2. DESCRIPTION OF PROPERTY

The company's administrative offices are located at 1285 Avenue of the Americas, 35th Floor, New York, NY, 10019 and 29 Harley St, London, UK.


ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings are pending at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Security Holders were asked to vote on the acquisition of Enhance Lifesciences Limited, and a majority of 100% voted for the transaction.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is not aware of any quotations for its common stock, now or at any time within the past two years. As of January 31, 2003, there were approximately 11 holders of record of the issued and outstanding shares of Issuer's common stock. Issuer has never paid a dividend on its outstanding equity. The Company currently has no established public trading market for its common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Enhance Lifesciences Inc, or ("the Company") is an emerging pharmaceutical company wholly owned by Enhance Biotech Inc, developing an innovative portfolio of products for the rapidly growing lifestyle drugs market. The company has six key lifestyle product areas amongst which some are potentially blockbuster status solutions to the needs of their particular conditions.

The market is recognised as growing rapidly to some $29 billion in the years to 2007 as the table below demonstrates. Added to this is the industry's spend on lifestyle drug development in the last ten years which exceed $20 billion, each of which demonstrates the attractive potential of this part of the global pharmaceutical market place. In spite of this concentration on development for the market, and the notable success of blockbuster drugs such as Viagra and Xenical, relatively few successful solutions to the conditions recognised in lifestyle category have actually reached market as yet. In addition there are some conditions where very little work has been accomplished in spite of the potential global market opportunity. Enhance's portfolio focuses upon six key areas of the lifestyle market and in some cases is developing platform products with potential ongoing development for related indications too. The key areas are; sexual dysfunction, anti-ageing, depression, cellulite, in vitro fertilisation and arthritis. A recent Reuters report on the lifestyle drug sector demonstrates clearly the potential for successful participants in this area as well as highlighting specifically some of the key areas in which the Enhance portfolio will be active.

Enhance Biotech has and will continue to acquire and develop drug candidates from the main lifestyle disorder categories. Through licensing in early to mid stage products we will use our expertise and an established network of development and commercialisation partners to build long term value in to the products for the company and shareholders.

By selecting the products acquired to be at varying development stages we are able to take full benefit from the earliest opportunities to market while looking to a strong product pipeline going forward. Amongst our five key areas of development we have a number which while capable of achieving market readiness with the initial science already have the ability to generate a second phase of products offering still greater benefit and flexibility for the lifestyle environment.

In addition to the pursuit of innovation and new development Enhance will make use of reformulation technology in partnership with specialist, internationally recognised technology houses to assist in meeting the needs of some lifestyle conditions.

Revenue will be developed through a mixture of marketing license agreements with major pharmaceutical companies where penetration of the end market for the product justifies it and direct marketing of the products through Enhance Biotech distribution channels and potentially direct via the internet.

To achieve this strategy the company has created and will continue to build on a strong management, experienced in building science and technology based businesses through partnership and licensing structures. An independent scientific board will be appointed in addition to a supporting scientific and commercial team. However the Enhance core business is not proposed to be a major centralised organisation. It is envisaged as a small core of Enhance staff with a distributed support structure using the best personnel in partners and licensed associates.

THE ENHANCE MARKET PLACE TODAY
--------------------------------------------------------------------------------
Investment in the development of lifestyle drugs over the last ten years has exceeded $20 billion and yet relatively few products have come to market and in many conditions listed above there are no imminent additions to the presently available treatments.

The objective for the lifestyle sector of the pharmaceutical industry is to address conditions that were previously ignored or poorly understood because of their sensitive nature. As these needs are met the patient will have an increasing degree of choice for treatment of conditions that, because of the impact upon their lifestyle they believe to be serious. The added benefit to the physician will be a wider choice of treatments while in some conditions treatments will become available over the counter for the first time. The ultimate benefit will be the improvement of quality of life allowing individuals to live and work normally having recognised and dealt with their condition.

PRODUCT SCIENCE & STATUS
LIF 301: SEXUAL DYSFUNCTION THERAPY
--------------------------------------------------------------------------------
The recent global success of Viagra has focussed attention on one aspect of this problem area but a second issue that of male premature ejaculation has been recognised as the next major condition that needs attention. Like erectile dysfunction there is a degree of recognition of the problem in the patient body which has raised the issue with the medical profession but there are a huge proportion of males who will not find it acceptable to be open about this issue even with their own doctor. The table below demonstrates the comparable scale of the market and the benefit of a recognisable easily delivered product in winning the major market share for Viagra.

While it is recognised there is considerable influence from the psychology of this condition recent research has increasingly recognised there are physical symptoms that can be treated. Work has included the use of SSRI anti-depressants, recognised as reducing sexual drive in both sexes and other treatments that have indicated controls of the physical condition are potentially effective.

Part of the problem is the result of the build up of smooth muscle tissue in the area of the penis controlling ejaculation such control is reduced or lost. If the development of the smooth muscle tissue is broken down and indeed stopped by a drug intervention then the performance of the control muscles improves. However the precise mechanism of operation for the drug in the patient's system is yet to be fully understood following successful pre-clinical trials.

Pre clinical trials with the Enhance product on a sample of six patients, 4 affected and 2 controls demonstrated a 100% experience of improvement of the 4 affected individuals with no toxicity found.

The product is based upon analgesic science and has been developed by a research house in the UK into a low dosage orally delivered drug. The initial formulation will therefore be derived from a currently available drug making progress to market relatively quick. Meanwhile the next stage of development is to take the newly created analogue of this product forward as it has further unique properties that strengthen our ownership and control. In the mean time the product will be delivered as a pill which during trial demonstrated a quick effect, less than 30 minutes, making it convenient to take when required.

Testing for the next Phase I / II trials for this product has been planned in Holland and is reflected in the acquisition agreement Enhance has negotiated for the product and its future developments. These trials can be implemented within 3 months and the progress to completion of Phase II within 18 months is a realistic prospect. The development of the analogue is expected to be a three year plus programme form this point forward.

Enhance foresee a major partner for this product but will build desire and value in the product over the trials before initiating discussions with suitable targets.

LIF 236: ANTI AGEING
--------------------------------------------------------------------------------
This is a condition affecting everyone and comprises of a number of indications that can be addressed in treatment regimes. It is also a condition where people are increasingly seeking answers to the maintenance of their youth and fitness in a world where the baby booms of the 1960's are coming through as the grey boom of the new century combined with a previously unseen affluence in this sector of the population.

The primary indications that accompany ageing and indeed premature ageing include, loss of sleep, skin ageing, loss of hair condition, increase of weight thickening around the middle, increasing risk linked to this of both hypertension and diabetes and memory loss. It is recognised widely that a substantial contributor to these conditions generates from the bodies natural ability to produce cortisol. Cortisol is created as a natural reaction to our diurnal cycle giving the signal for that early morning boost of energy the body needs to cope with the day ahead and again when faced with stressful circumstances. It is driven by the HPA axis. That is to say the hypothalamus provides the brain signals to react, to the pituitary glands firstly, which in turn trigger production of cortisol from the adrenal glands. In turn the level of cortisol released is monitored by hypothalamus to an acceptable level for the individual's system at which point it stimulates the production of the "off switch" compound ketotrilostane. This is a naturally produced product in a group known as 3beta HSD inhibitors. In the ageing body this cycle of cortisol production and shut down is gradually moving out of synchronisation with the diurnal cycle and generates the conditions where the indications of ageing can begin to thrive.

Initial trials with a low dosage have proven successful in controlling cortisol production. It is envisaged trials will be run with a 5mg dose initially. Meanwhile Enhance will be developing exclusively the synthetic version of the natural ketotrilostane which is two and a half times more active than the base compound that it was derived from. Both will be developed for oral delivery. The source of these products is the same development house from the UK.

Initial trial results for the base compound related to the effects of Cushing's syndrome show that we can expect to see benefits for patients suffering the ageing conditions in each of the major indications. In addition we foresee opportunity for the product as an enhancer for memory and potentially therefore having a place in early stage Alzheimer treatment.


LIF 303: ANTI-CELLULITE
--------------------------------------------------------------------------------
The effect of cellulite is predominant in women where over 40% of women over the age of 35 have the condition. Cellulite forms as a result of the normally lamellar layer of collagen, adipose tissue, present under our skin deforms into a downward rooting structure that grows down in to the reticular dermis. The condition is rarer in men as this adipose tissue forms a smooth layer in the male while being broken up in the female. The degree of this broken layer of adipose tissue beneath the surface varies between individuals and over the commonly affected areas on any individual. The common visual symptom is an orange peel appearance to the skin particularly on the thighs and buttocks, caused by the skin surface being pulled down by the deformations underneath.

It is a condition that is high profile and has attracted many cosmetic and herbal creams and treatments, few of which have been medically tested and non-proven1. Many of these creams seem to rely upon caffeine as the active ingredient while there other products have tried retinol and conjugated linoleic acid. There is no prescription treatment for the solution and little work going on to medically research and test alternatives to the cosmetic offerings to date. However the market spending on these products and surgical solutions is substantial and the profile of the problem is rated extremely high amongst the female population.

Early stages of clinical testing with a low dose procollagenase product derived from an existing marketed drug used in the treatment of endometriosis have demonstrated an ability to reduce the problem of adipose tissue deformation significantly2. Enhance has access to this product along with the opportunity to develop a second stage product with low risk of side effect which is at the patent applied for stage of development.

Trials on a larger scale, between 100 and 150 patients, are needed to test the dosage and risk of androgenic side effects at that level with a view to creating a low dose prescription product for treatment of severe cases of cellulite. This can be developed to market and a positive reputation built over the next two years while the new compound, known to be free of the side effects of the first, will be developed. Both drugs will be developed for both oral and transdermal application with a view to the second stage product being available over the counter. Partners for early stage trials and manufacture have been selected but as yet trials have not been planned out.

LIF 316: IN-VITRO FERTILISATION
--------------------------------------------------------------------------------
While the initial focus for this development programme is meeting need in the invitro fertilisation laboratory the exciting lifestyle developments will be derived from this work in due course. The product group consists of three products, one a natural product of the human body and the other two new compounds developed by specialists in this field. Enhance has the relationship of licensing and funding the development of the product group in conjunction with a high profile UK research and learning group.

Present test tube technology for the in-vitro fertilisation process relies upon the sperm and egg being manipulated under controlled conditions in the laboratory and includes the use of a toxic carrier for the process. The Enhance technology is able to replace this carrier with a natural non-toxic alternative where controls on the motility and capacitance of the sperm can be closely maintained. The driver that generates motility is based upon the natural hormone angiotensin while the two further compounds have demonstrated the ability to stop sperm in suspended animation allowing them to be rejuvenated with no loss in capacitance or acrosomal performance. This is man exciting step forward for the in-vitro fertilisation process itself but has enormous potential significance to the lifestyle fertility area.

The ability to generate increased motility ion the sperm provides the basis for a naturally produced product to be administered for the increase of male sperm motility, one of the common causes of male infertility. Potentially this can be a cream, pessary or possibly oral delivery and the resulting effect is fast. The counterbalance of the increase in motility is a natural compound that can hold the male sperm in suspended animation providing the potential for a male contraceptive administered orally or possibly as a pessary to the female partner. At this stage the lab results leave Enhance to manufacture suitable delivery systems for these compounds and to initiate field trialling. This will continue with ongoing support from the research institution from which the technology is sourced. For both the second stage products substantial numbers will need to be field tested, with an initial 100 patients rising to 1000.

For the IVF product there is the need to establish manufacture, possibly including a delivery system to make the product more attractive and unique.

RESULTS OF OPERATIONS

The Company derived no revenues during the fiscal year to January 31, 2003, and had a net loss of $96,472, which is attributable to the acquisition of Enhance Lifesciences Limited, and the expenses from that company since the acquisition closing date of 17th December 2002 to January 31, 2003. The Company has an accumulative net loss from inception to January 31, 2003 of $269,655. This figure will increase as the operations of Enhance Lifesciences Limited are integrated into the company until such time that the Company's products are commercialized and ultimately revenue and net income are achieved.

LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income.

The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with the development of its products. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future.

SUBSEQUENT EVENTS

On April 29th, 2003 all of the Company's issued and outstanding stock was acquired by Becor Communications Inc, now known as Enhance Biotech, Inc. Enhance Biotech Inc's common stock trades on the OTCBB under the symbol EBOI. Upon the closing of the acquisition Enhance Biotech Inc adopted the business plan of Enhance Lifesciences Inc.

ITEM 7. FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of Enhance Lifesciences, Inc

I have audited the accompanying Balance Sheet of Enhance Lifesciences Inc., (a development stage company) as of January 31, 2003 and the related statements of loss, cash flows and stockholders equity (deficiency), for the year ended January 31, 2003 and for the period from December 31, 1996 (inception) to January 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based upon my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above represent fairly, in all material respects, the financial position of Enhance Lifesciences, Inc., as of January 31, 2003 and the results of its operations and its cash flows for the year ended January, 31, 2003 and for the period from December 31, 1996 (inception) to January 31, 2003 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has losses from operations and a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management plans regarding those matter also are described in
Note 2 and 3. The financial statements do not include any adjustments that might result from the outcome from this uncertainty.

F E Hanson Ltd
Arlington, VA
June 12, 2003

                            Enhance Lifesciences, Inc
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                      Jan, 31      Jan, 31
                                                       2002          2003
                                                     ---------    ---------

ASSETS :

Current Assets:
   Other Current Assets                                      0            3
   Investments in Affiliated Companies                       0            0
   Intangibile Assets                                        0      735,273
                                                     ---------    ---------
TOTAL ASSETS:                                        $       0    $ 735,276
                                                     ---------    ---------
                                                     ---------    ---------

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
   Accounts Payable                                  $       0    $ 809,527
   Accrued Expenses and Other Liabilities               29,333       20,614
   Other Current Liabilities                            71,600       93,173

                                                     ---------    ---------
Total Current Liabilities                            $ 100,933    $ 923,314

Stockholder's Equity:
   Common Stock                                          6,000       20,000
   25,000,000 shares authorized at .001 per share,
   20,000,000 Outstanding
   Accumulated Other Comprehensive Income/Loss               0      (10,033)
  Additional Paid in Capital                            66,250       71,650
  Accumulated Deficit                                 (173,183)    (269,655)
                                                     ---------    ---------

Total Stockholder's Equity                           $(100,933)   $(188,038)
   TOTAL LIABILITIES AND STOCKHOLDER'S
   EQUITY                                                    0    $ 735,276
                                                     ---------    ---------

The accompanying notes are an integral part of these financial statements.

                           ENHANCE LIFESCIENCES, INC.
                          (A Development Stage Company)
                           Condensed Statement of Loss
                     For the Year Ended January 31, 2003 And
             From December 31, 1996 (Inception) To January 31, 2003


                                For the Year    For the Year         From
                                     Ended          Ended         Inception to
                                Jan, 31, 2003   Jan, 31,2002      Jan, 31, 2003
                                -------------   ------------      -------------

Total Revenues :                $         0     $         0       $         0
                                -----------     -----------       -----------

Operating Expenses:

General & Administrative             26,472          41,033           139,655
Other Start up Costs                      0               0            60,000
Research & Development               70,000               0            70,000
                                -----------     -----------       -----------
Total Operating Expenses             96,472          41,033           269,655
                                -----------     -----------       -----------
Net Loss                        $   (96,472)    $   (41,033)      $  (269,655)
                                -----------     -----------       -----------
Net Loss Per Share              $     (0.01)    $     (0.01)      $     (0.04)
                                -----------     -----------       -----------
Weighted Average Number
Of Shares Outstanding             7,726,000       6,000,000         6,573,815
                                -----------     -----------       -----------


The accompanying notes are an integral part of these financial statements.

                            ENHANCE LIFESCIENCES, INC
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                  FOR THE YEAR ENDED JANUARY 31, 2003 AND 2002
           AND FROM DECEMBER 31, 1996 (INCEPTION) TO JANUARY, 31, 2003

                                      For the Year        For the Year             From
                                          Ended              Ended             Inception to
                                      Jan 31, 2003        Jan 31, 2002         Jan, 31, 2003
                                      ------------        ------------         -------------

Net Loss                                $(96,472)            $(41,033)            $(269,655)
                                        --------             --------             ---------

Adjustments to Reconcile Net
Loss to Net Cash used in
Operating Activities :
Decrease/Increase
In Accrued Expenses                        8,719               (2,767)               21,052
Net Decrease/Increase
Assets/Liabilities                        82,353                    0                82,353
Additional Paid in Capital                 5,400                2,400                17,650
                                        --------             --------             ---------
Net Adjustments                           96,472                 (367)              121,055
Net Cash Used in
Operating Activities                      96,472              (41,400)             (148,600)
Cash Flows From
Financing Activities                           0               41,400               148,600
                                        --------             --------             ---------
Net Change in Cash                             0                    0                     0
Cash at Beginning of Period                    0                    0                     0
Cash at End of Period                          0                    0                     0


The accompanying notes are an integral part of these financial statements.

                            ENHANCE LIFESCIENCES, INC
                          (A Development Stage Company)
                   Statement of Shareholder's Equity(Deficit)
             From December 31, 1996 (Inception) To January 31, 2003

                                                                                    Total
                                  Common Stock Issued              Additional       Accumulated          Shareholder's
                                  Shares        Par Value          Paid in Cap      Deficit              Equity
                            ---------------------------------------------------------------------------------------------
Issuance of
3,500,000
Shares
February 10,1997                   3,500,000          $3,500        $31,500           $       0           $    35,000
Net Loss
For the Period from
Inception to
Jan 31, 1999                               0               0          2,650             (37,650)                    0

                            ---------------------------------------------------------------------------------------------
Balance
Jan 31, 1998                       3,500,000          $3,500         34,150             (37,650)              (35,000)

Issuance of
2,500,000 Shares
Jan 5, 1999                        2,500,000          $2,500         22,500                   0                25,000
Net Loss for
The Year Ended
Jan 31, 1999                               0               0          2,400             (39,850)              (37,450)

                            ---------------------------------------------------------------------------------------------
Balance
Jan 31, 1999                       6,000,000          $6,000        $59,050           $ (77,500)          $   (12,450)
Net Loss
For the Year
Ended
Jan 31, 2000                               0               0          2,400             (26,950)              (24,550)

                            ---------------------------------------------------------------------------------------------
Balance
Jan 31, 2000                       6,000,000          $6,000        $61,450           $(104,450)          $   (37,000)
Net Loss
For the
Year Ended
Jan 31, 2001                               0               0          2,400             (27,700)              (25,300)

                            ---------------------------------------------------------------------------------------------
Balance
Jan 31, 2001                       6,000,000          $6,000        $63,850           $(132,150)          $   (62,300)
Net Loss
For the
Year Ended
Jan 31, 2002                               0               0          2,400             (41,033)              (38,633)

                            ---------------------------------------------------------------------------------------------
Balance
Jan 31, 2002                       6,000,000          $6,000        $66,250           $(173,183)          $  (100,933)


The accompanying notes are an integral part of these financial statements.

                                                                                        Total
                                    Common Stock Issued                Additional       Accumulated       Shareholder's
                                    Shares  Par Value                  Paid in Cap      Deficit           Equity
                                  ---------------------------------------------------------------------------------------
Reverse Split
Dec 17/02                           (3,000,000)  $(3,000)                     0               0           $(3,000)
Issuance
Of 17,000,000 Shares
Dec 17,2002                         17,000,000  $17,000                       0               0           $17,000

Net Loss
For the Year
Ended Jan 31, 2003                         0         0                    5,400         (96,472)          (91,072)

Accumulated
Other Losses                               0         0                        0               0           (10,033)
                                  ---------------------------------------------------------------------------------------
Balance
As of Jan 31, 2003                  20,000,000   $20,000               $5,400           $(269,655)
$(188,038)
                                  ---------------------------------------------------------------------------------------
                                  ---------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                           ENHANCE LIFESCIENCES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2003

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES

     A. DESCRIPTION OF PROPERTY: Enhance Lifesciences, Inc. ("the Company") is a for-profit corporation incorporated under the laws of the State of Delaware on December 31, 1996. Enhance Lifesciences, Inc. provide objective is to engage in the business of developing pharmaceutical products within the lifestyle drug sector.

     B. BASIS OF PRESENTATION : Financial Statements are prepared on the accrual basis of accounting. Accordingly revenue is recognized when earned and expenses when incurred.

     C. USE OF ESTIMATES : The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumption that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 3.

NOTE 2 - EARNINGS PER SHARE

                               For the Year            From Inception
                                  Ended                     Ended
                              January 31, 2003         January 31, 2003
                              ----------------         ----------------
     Net Loss per share           $(0.01)                  $(0.04)

NOTE 3 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenue, primarily reflect the operations of its early stage. As a result, the Company had from time of Inception to January 31, 2003 no revenue and a net loss from operations of $269,655. As of January 31, 2003, the Company had a net capital deficiency of $188,038.

The Company requires additional capital principally to meet its costs for the implementation of its Business plan, for general and administrative expenses and to fund costs associated with the start up of its pharmaceutical products. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Enhance Lifesciences, Inc does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding.

NOTE 4 - CHANGE OF NAME

On June 25th, 2002 changes its name from European Technology Enterprises Inc to Enhance Lifesciences Inc.

NOTE 5 - STOCK SPLIT

On December 17th 2002, a reverse stock split of one to two occurred.

NOTE 6 - ACQUISITION

On September 10th 2002, an acquisition agreement was signed where the Company would acquire Enhance Lifesciences Ltd, UK. On December 17th 2002 the acquisition was completed where the Company issued 17,000,000 shares at a par value of $0.001.

NOTE 7 - LEGAL PROCEEDINGS

As of the date of this report there are no judgements or pending litigation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS



                           Position(s) Held and
Name                 Age    Duration of Service   Family Relation
----------------     ---    -------------------   ---------------
Christopher Every     50    President and Director        None
Lee Cole              42    Secretary-Treasurer
                            and Director                  None
Roger Holdom          37    Director                      None




All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respects to the election of directors. The old directors of the company resigned their positions on 17th December 2002 when the acquisition to acquire Enhance Lifesciences Limited completed.

Set forth below is certain biographical information regarding the Company's executive officers and directors:

CHRISTOPHER EVERY. Mr. Every is 50 years old. He career in sales and marketing, predominantly in the industrial and pharmaceutical areas, lead to his holding senior board positions. His sales and marketing career includes various positions with Wiggins Teape, National Starch Corporation of America (a Unilever subsidiary group), and General Electric Company. As a result of this experience Mr. Every developed a wide-ranging knowledge of large corporate organizations in the range of major "blue chip" industries and the broadest possible array of businesses. Since 1985 Mr. Every has worked for Electrolux, Entre Computers, Promo Ticket Promotions Ltd and Ashridge Management College. Mr. Every is also a former senior Managing Director with Williams Holdings PLC. He has also provided consultant services to major companies and government bodies in the UK and Europe, predominately in regard to strategic management. The clients which Mr. Every has developed over the last ten years include, Alpha Airport Services, Eften Europa, NATO (Luxembourg), CIPAL Belgium, Antwerp Regional Government tax offices, and Associated Tyre Services, Gieves & Hawkes, East Midlands Electricity, Altro Floors, Gardner Merchant, Richard Ellis & Quentin, Micro Warehouses Ltd, Powergen plc and TXU Energi.

LEE COLE. Mr. Cole is 42 years old and has extensive experience in rapid growth companies and executing acquisition strategies. Since January 1995, Mr.Cole has been a principal of Tech Capital Group, a technology consulting firm that has private and public information and healthcare technology companies as clients. Additionally, in 1997, Mr. Cole was the co-founder of a public biotechnology company, Bioenvision, Inc.

ROGER HOLDOM. Mr. Holdom is 37 years of age and has over 18 years experience in marketing at senior management level in the Pharmaceutical, Broadcasting and Technology sectors. From 1997 to 1999 Mr. Holdom was the Head of Network Development Europe at Discovery Communications where he was responsible for the negotiation, management and administration of the European and African distribution contracts for Discovery's global satellite and cable channel. Prior to 1997, Mr Holdom was a senior marketing director at the BBC.

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

CASH COMPENSATION
There was no cash compensation paid to any director or executive officer of the Company during the two fiscal years ended January 31, 2003

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of June 19th, 2003, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.



Name and Address of      Amount and Nature of            Percent
Beneficial Owner         Beneficial Ownership            of Class
----------------         --------------------            --------

Enhance Biotech Inc         20,000,000                    100%
1285 Avenue of the Americas
35th Floor
New York, NY, 10019




The Company has been advised that the persons listed above have sole voting, investment, and dispositive power over the shares indicated above. Percent of Class (third column above) is based on 20,000,000 shares of common stock outstanding as of 19th June 2003.

The Directors of the Company are also the Directors of the shareholder listed above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS WITH MANAGEMENT AND OTHERS.

To the best of Management's knowledge, during the fiscal year ended January 31, 2003, there were no material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended January 2003, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal year ended January 2003 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

(C) REPORTS ON FORM 8-K No The Company filed a Form 8K announcing the signing of the transaction with Enhance Lifesciences Limited on 19th September 2002 and also filed a Form 8K/A on 7th January 2003 announcing that the transaction had closed, whereby a copy of the acquisition agreement was filed which is incorporated by reference.


SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ENHANCE LIFESCIENCES, INC.
(Registrant)

Date: June 19, 2003





                                    By: /s/ Christopher Every
                                        -------------------
                                        President

                                 CERTIFICATIONS

I, Christopher Every, certify that:


         1. I have reviewed this annual report on Form 10-KSB of Enhance Lifesciences Inc;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: June 19, 2003



         /s/ Christopher Every
         -------------------------------------
         Christopher Every
         President and Chief Executive Officer

I, Lee Cole, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Enhance Lifesciences Inc;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: June 19, 2003



          /s/ Lee Cole
         -----------------------
         Lee Cole
         Chief Financial Officer