Form 10KSB/A
period 2003-01-31
ENHANCE LIFE SCIENCES INC
filed 2003-11-18
CIK 1080300

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10KSB/A

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

                                    YES X NO
As of November 17, 2003, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock 20,000,000

Traditional Small Business Disclosure
(check one): Yes X No

                                     PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

HISTORY AND ORGANIZATION

ENHANCE LIFESCIENCES INC., (the "Company"), a developmental stage company, was organized on April 24, 1997 under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized.

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

On September 10, 2002, they entered into an Acquisition Agreement to acquire 2 shares of Ordinary stock, GPB 1.0 par value being one hundred (100%) percent of the issued and outstanding Ordinary shares, of Enhance Lifesciences Limited
(ELSL), a company incorporated under the laws of England. The transaction completed on the 17th December 2002. The acquisition is considered a reverse merger and will be accounted for on this basis (see Notes to the Accounts).


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

THE ENHANCE MARKET PLACE TODAY
Investment in the development of lifestyle drugs over the last ten years has exceeded $20 billion and yet relatively few products have come to market and in many conditions listed above there are no imminent additions to the presently available treatments.

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

PRODUCT SCIENCE & STATUS
LIF 301: SEXUAL DYSFUNCTION THERAPY
The recent global success of Viagra has focused attention on one aspect of this problem area but a second issue that of male premature ejaculation has been recognised as the next major condition that needs attention. Like erectile dysfunction there is a degree of recognition of the problem in the patient body which has raised the issue with the medical profession but there are a huge proportion of males who will not find it acceptable to be open about this issue even with their own doctor. The table below demonstrates the comparable scale of the market and the benefit of a recognisable easily delivered product in winning the major market share for Viagra.

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

LIF 236: ANTI AGEING
This is a condition affecting everyone and comprises of a number of indications that can be addressed in treatment regimes. It is also a condition where people are increasingly seeking answers to the maintenance of their youth and fitness in a world where the baby booms of the 1960's are coming through as the grey boom of the new century combined with a previously unseen affluence in this sector of the population.

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

LIF 303: ANTI-CELLULITE
The effect of cellulite is predominant in women where over 40% of women over the age of 35 have the condition. Cellulite forms as a result of the normally lamellar layer of collagen, adipose tissue, present under our skin deforms into a downward rooting structure that grows down in to the reticular dermis. The condition is rarer in men as this adipose tissue forms a smooth layer in the male while being broken up in the female. The degree of this broken layer of adipose tissue beneath the surface varies between individuals and over the commonly affected areas on any individual. The common visual symptom is an orange peel appearance to the skin particularly on the thighs and buttocks, caused by the skin surface being pulled down by the deformations underneath.

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

LIF 316: IN-VITRO FERTILISATION
While the initial focus for this development programme is meeting need in the invitro fertilisation laboratory the exciting lifestyle developments will be derived from this work in due course. The product group consists of three products, one a natural product of the human body and the other two new compounds developed by specialists in this field. Enhance has the relationship of licensing and funding the development of the product group in conjunction with a high profile UK research and learning group.

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

RESULTS OF OPERATIONS

The Company derived no revenues during the fiscal year to January 31, 2003, and had a net loss of $608,063, which is attributable to the acquisition of Enhance Lifesciences Limited, and the expenses from that company since the acquisition closing date of 17th December 2002 to January 31, 2003. The Company has an accumulative net loss from inception to January 31, 2003 of $837,635. This figure will increase as the operations of Enhance Lifesciences Limited are integrated into the company until such time that the Company's products are commercialized and ultimately revenue and net income are achieved.

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

F E Hanson Ltd
Arlington, VA
June 12, 2003

                            ENHANCE LIFESCIENCES, INC
                          (A Development Stage Company)
                                  BALANCE SHEET



                                                      Jan, 31      Jan, 31
                                                       2002          2003
                                                     ---------    ---------

ASSETS :

Current Assets:
   Other Current Assets                                      3            3
   Investments in Affiliated Companies                       0            0
   Intangibile Assets                                        0            0
                                                     ---------    ---------
TOTAL ASSETS:                                        $       3    $       3
                                                     ---------    ---------


LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
   Accounts Payable                                  $ 227,566    $ 872,714
   Accrued Expenses and Other Liabilities                    0            0
   Other Current Liabilities                                 0            0

                                                     ---------    ---------
Total Current Liabilities                            $ 227,566    $ 872,714

Stockholder's Equity:
   Common Stock                                              3       20,000
   25,000,000 shares authorized at .001 per share,
   20,000,000 Outstanding
   Accumulated Other Comprehensive Income/Loss           2,006     (126,726)
  Additional Paid in Capital                                 0       71,650
  Accumulated Deficit                                 (229,572)    (837,635)
                                                     ---------    ---------

Total Stockholder's Equity                           $(227,563)   $(872,711)
   TOTAL LIABILITIES AND STOCKHOLDER'S
   EQUITY                                                    3    $       3

                                                     ---------    ---------



The accompanying notes are an integral part of these financial statements.

                           ENHANCE LIFESCIENCES, INC.
                          (A Development Stage Company)
                           Condensed Statement of Loss
                     For the Year Ended January 31, 2003 And
               From April 24, 1997 (Inception) To January 31, 2003



                                For the Year    For the Year          From
                                   Ended           Ended           Inception to
                                Jan, 31, 2003   Jan, 31,2002      Jan, 31, 2003
                                -------------   ------------      -------------

Total Revenues :                $         0     $         0       $         0
                                -----------     -----------       -----------

Operating Expenses:

General & Administrative            303,063         204,572           507,635
Other Start up Costs                      0               0                 0
Research & Development              305,000          25,000           330,000
Depreciation & Amortization               0               0                 0
                                -----------     -----------       -----------
Total Operating Expenses            608,063         229,572           837,635
                                -----------     -----------       -----------
Net Loss                        $  (608,063)    $  (229,572)      $  (837,635)
                                -----------     -----------       -----------
Net Loss Per Share              $    (0.001)    $  (114,786)      $    (1.005)
                                -----------     -----------       -----------
Weighted Average Number
Of Shares Outstanding            20,000,000               2          833,334
                                -----------     -----------       -----------



The accompanying notes are an integral part of these financial statements.

                            ENHANCE LIFESCIENCES, INC
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                  FOR THE YEAR ENDED JANUARY 31, 2003 AND 2002
           AND FROM DECEMBER 31, 1996 (INCEPTION) TO JANUARY, 31, 2003



                                             For the Year      For the Year        From
                                                 Ended            Ended         Inception to
                                             Jan 31, 2003      Jan 31, 2002    Jan, 31, 2003
                                             ------------      ------------    -------------
Net Loss                                       $(608,063)       $(229,572)        $(837,635)
                                               ---------        ---------         ---------

Adjustments to Reconcile Net
Loss to Net Cash used in
Operating Activities :
Decrease/Increase
In Accrued Expenses                                    0                0                 0
Net Decrease/Increase
Assets/Liabilities
Accounts Payable                                 645,148          227,566           872,714

                                               ---------        ---------         ---------
Net Adjustments                                  645,148          227,566           872,714
Net Cash Used in
Operating Activities                              37,085           (2,006)           35,079
Cash Flows From
Financing Activities                                   0                0                 0
                                               ---------        ---------         ---------
Effect of Exchange Rate Changes                  (37,085)           2,006            35,079

Net Change in Cash                                     0                0                 0
Cash at Beginning of Period                            0                0                 0
Cash at End of Period                                  0                0                 0

Supplemental disclosure of
Cash Flow information
Interest                                               0                0                 0
Taxes                                                  0                0                 0

Non Cash Investing & Financing Activities
Issuance Common Stock                             17,000                0                 3


The accompanying notes are an integral part of these financial statements.

ENHANCE LIFESCIENCES, INC

                          (A Development Stage Company)
   Statement of Shareholder's Equity(Deficit) From April 24, 1997 (Inception)
                              To January 31, 2003



                                                                                    Total
                                  Common Stock Issued              Additional       Accumulated          Shareholder's
                                  Shares        Par Value          Paid in Cap      Deficit              Equity
                            ---------------------------------------------------------------------------------------------
Issuance of
2
Shares
April 24,1997                          2              $3                  0           $       0           $           3
Net Loss
For the Period from
Inception to
Jan 31, 2001                           0               0                  0                   0                       0

                            ---------------------------------------------------------------------------------------------
Balance
Jan 31, 2001                           2         $     3                  0                   0                       3

Issuance of
Shares Jan 31 2002                     0         $     0                  0                    0                      0
Net Loss for
The Year Ended
Jan 31, 2002                           0               0                  0             (229,572)              (229,569)

                            ---------------------------------------------------------------------------------------------
Balance
Jan 31 2002                            2         $     3           $      0          $  (229,572)         $    (229,569)
Issuance of Shares
December 17 2002              19,999,998         $20,000           $ 71,650                    0                 91,647
Net Loss
For the Year
Ended
Jan 31, 2003                           0               0                               (608,063)               (608,063)

                            ---------------------------------------------------------------------------------------------
Balance
Jan 31, 2003                   20,000,000       $20,000           $71,650           $  (837,635)          $    (745,985)
Net Loss


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

NOTE 2 - EARNINGS PER SHARE



                          For the Year            From Inception
                             Ended                     Ended
                         January 31, 2003         January 31, 2003
                         ----------------         ----------------
Net Loss per share          $(0.0001)               $ (114,786)


NOTE 3 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenue, primarily reflect the operations of its early stage. As a result, the Company had from time of Inception to January 31, 2003 no revenue and a net loss from operations of $837,635. As of January 31, 2003, the Company had a net capital deficiency of $872,711.

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

NOTE 6 - ACQUISITION

On September 10th 2002, an acquisition agreement was signed where the Company
(ETE) would acquire Enhance Lifesciences Ltd, UK (ELSI). On December 17th 2002 the acquisition was completed where the Company issued 17,000,000 shares at a par value of $0.001. The acquisition is considered to be a reverse merger which has the following consequences. The net assets of ELSI have been brought forward at their carrying value and there has been no change in basis or recognition of goodwill in connection with the merger. The accumulated deficit of ELSI has been brought forward and the accumulated deficit of ETE eliminated on consolidation. The common stock and the additional paid in capital have been retroactively restated.
The pre-merger results of ELSL are now the historical results of operations of the merged entity.

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

ENHANCE LIFESCIENCES, INC.
(Registrant)

Date: November 17, 2003





By: /s/ Christopher Every
    -------------------
    President