Form 10QSB/A
period 2003-04-30
ENHANCE LIFE SCIENCES INC
filed 2003-11-20
CIK 1080300

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934
                  for the Quarterly period ended April 30, 2003


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

                               YES [X]   NO [ ]

As of November 19, 2003, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock 20,000,000

Traditional Small Business Disclosure
(check one): Yes [X]  No [ ]

                                     PART I

FINANCIAL STATEMENTS

                            ENHANCE LIFESCIENCES, INC
                          (A Development Stage Company)
                                  BALANCE SHEET
                                    UNAUDITED


                                                      April,30        April,30
                                                        2002            2003
                                                    -----------     -----------
ASSETS :

Current Assets:
   Other Current Assets                                       3               3
   Investments in Affiliated Companies                        0               0
   Intangibles Assets                                         0               0
                                                    -----------     -----------
TOTAL ASSETS:                                       $         3     $         3
                                                    -----------     -----------

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
   Accounts Payable                                 $   377,145     $ 1,056,547
   Accrued Expenses and Other Liabilities                     0         229,796
   Other Current Liabilities                                  0               0
   Loan payable                                               0         141,423
                                                    -----------     -----------
Total Current Liabilities                           $   377,145     $ 1,427,766

Stockholder's Equity:
   Common Stock                                               3          20,000
   25,000,000 shares authorized at .001 per share,
   20,000,000 Outstanding
   Accumulated Other Comprehensive Income/Loss            1,357         (43,120)
  Additional Paid in Capital                                  0          71,650
  Accumulated Deficit                                  (378,502)     (1,476,293)
                                                    -----------     -----------

Total Stockholder's Equity                          $  (377,142)    $(1,427,763)
   TOTAL LIABILITIES AND STOCKHOLDER'S
   EQUITY                                           $         3     $         3
                                                    -----------     -----------



The accompanying notes are an integral part of these financial statements.

                           ENHANCE LIFESCIENCES, INC.
                          (A Development Stage Company)
                           Condensed Statement of Loss
                             For the Quarters Ended
                        April 30, 2003 and April 30, 2002
                                    Unaudited



                                                For the three    For the three
                                                months ended      months ended
                                                April 30,2003     April 30,2002
                                                ------------      ------------

Total Revenues :                                $          0      $          0
                                                ------------      ------------

Operating Expenses:

General & Administrative                             223,008           101,430
Other Start up Costs                                       0                 0
Research & Development                               344,000            47,500
Depreciation & Amortization                                0                 0
                                                ------------      ------------
Total Operating Expenses                             567,008           148,930

                                                ------------      ------------
Net Loss                                        $   (567,008)     $   (148,930)
                                                ------------      ------------


Net Loss Per Share                              $     (0.028)     $    (74,465)
                                                ------------      ------------
Weighted Average Number
Of Shares Outstanding                             20,000,000                 2
                                                ------------      ------------



The accompanying notes are an integral part of these financial statements.

                            ENHANCE LIFESCIENCES, INC
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                 FOR THE QUARTERS ENDED APRIL 30, 2003 AND 2002
                                    UNAUDITED



                                                  For the three    For the three
                                                  months ended     months ended
                                                  April 30,2003    April 30,2002
                                                  -------------    -------------

Net Loss                                             $(567,008)     $(148,930)
                                                     ---------      ---------

Adjustments to Reconcile Net Loss
to Net Cash used in Operating Activities :
Decrease/Increase
Assets/Liabilities
Accrued Expenses                                       229,796              0
Accounts Payable                                       183,833        149,579
Other current liabilities                                    0              0
Loan payable                                           141,423              0
                                                     ---------      ---------
Net Cash (Used) in Operating Activities                (11,956)           649

Cash Flows From Financing Activities                         0              0

Effect of Exchange Rate Changes                         11,956           (649)
                                                     ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    0              0
                                                     ---------      ---------


Net Change in Cash                                           0              0
Cash at Beginning of Period                                  0              0
Cash at End of Period                                        0              0

Supplemental disclosure of
Cash Flow information
Interest                                                     0              0
Taxes                                                        0              0

Non Cash Investing & Financing Activities
Issuance Common Stock                                        0              0



The accompanying notes are an integral part of these financial statements.

                           ENHANCE LIFESCIENCES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2003


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES

A. DESCRIPTION OF PROPERTY: Enhance Lifesciences, Inc. ("the Company") is a for-profit corporation incorporated under the laws of the State of Delaware on April 24, 1997. Enhance LifeSciences, Inc. objective is to engage in the business of developing pharmaceutical products within the lifestyle drug sector.

B. BASIS OF PRESENTATION : Financial Statements are prepared on the accrual basis of accounting. Accordingly revenue is recognized when earned and expenses when incurred.

C. USE OF ESTIMATES : The preparation of financial statements is in conformity with generally accepted accounting principles which requires management to make estimates and assumption that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 2.

NOTE 2 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenue, primarily reflect the operations of its early stage. There were no revenues for the period to April 30, 2003 and a net loss from operations of $567,008.

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

NOTE 3 - FOREIGN CURRENCY

The company's foreign subsidiary uses local currency (GBP) as its functioning currency. Accordingly Assets and Liabilities are translated into US dollars at period end exchange rates and revenues and expenses are translated at the average rate for the period

NOTE 4 - LOAN PAYABLE

Warren Investments Ltd and Related Party Transactions from inception until April 30, 2003, Warren Investments Ltd, paid $71,600 of liabilities on behalf of Enhance Lifesciences Inc. ("ELS"). The balance outstanding at April 30, 2003 is $430,556. Warren Investments Ltd is owned by one of the officers of ELS. Warren Investments Ltd has agreed to lend up to $100,000 to ELS upon request. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. ELS intends to repay the loan out of any fundraising

NOTE 5 - LEGAL PROCEEDINGS
As of the date of this report there are no judgements or pending litigation.

ITEM 2

MANAGEMENT DISCUSSION

Enhance Lifesciences Inc, or ("the Company") is an emerging pharmaceutical company wholly owned by Enhance Biotech Inc, developing an innovative portfolio of products for the rapidly growing lifestyle drugs market. The company has six key lifestyle products some of which offer potentially blockbuster status solutions to the needs of their particular conditions.

The market is recognised as growing rapidly to some $29 billion in the years to 2007. Added to this is the industry's spend on lifestyle drug development in the last ten years which exceed $20 billion, each of which demonstrates the attractive potential of this part of the global pharmaceutical market place. In spite of this concentration on development for the market, and the notable success of blockbuster drugs such as Viagra and Xenical, relatively few successful solutions to the conditions recognised in lifestyle category have actually reached market as yet. In addition there are some conditions where very little work has been accomplished in spite of the potential global market opportunity. Enhance's portfolio focuses upon six key areas of the lifestyle market and in some cases is developing platform products with potential ongoing development for related indications too. The key areas are; sexual dysfunction, anti-ageing, depression, cellulite, in vitro fertilisation and arthritis. A recent Reuters report on the lifestyle drug sector demonstrates clearly the potential for successful participants in this area as well as highlighting specifically some of the key areas in which the Enhance portfolio will be active.

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

                                     PART II


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

ENHANCE LIFESCIENCES, INC.
(Registrant)

Date: November 19, 2003



                                        By: /s/ Christopher Every
                                            ----------------------
                                            President