Form 10QSB/A
period 2003-07-31
ENHANCE LIFE SCIENCES INC
filed 2003-11-20
CIK 1080300

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934
                     for the six months ended July 31, 2003

                            ENHANCE LIFESCIENCES INC.
             ------------------------------------------------------
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
                                  BALANCE SHEET
                                    UNAUDITED



                                                       July,31       July,31
                                                         2002          2003
                                                      -----------   -----------
ASSETS :

Current Assets:
   Other Current Assets                                         3             3
   Investments in Affiliated Companies                          0             0
   Intangibles Assets                                           0             0
TOTAL ASSETS:                                         $         3   $         3
                                                      -----------   -----------


LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
   Accounts Payable                                   $   601,224   $ 1,244,731
   Accrued Expenses and Other Liabilities                       0       538,155
   Other Current Liabilities                                    0             0
   Loan payable                                                 0       141,423
                                                      -----------   -----------
Total Current Liabilities                             $   601,224   $ 1,924,309

Stockholder's Equity:
   Common Stock                                                 3        20,000
   25,000,000 shares authorized at .001 per share,
   20,000,000 Outstanding
   Accumulated Other Comprehensive Income/Loss            (18,001)      (42,940)
  Additional Paid in Capital                                    0        71,650
  Accumulated Deficit                                    (583,223)   (1,973,016)
                                                      -----------   -----------

Total Stockholder's Equity                            $(601,221)    $(1,924,306)
   TOTAL LIABILITIES AND STOCKHOLDER'S
   EQUITY                                             $         3   $         3
                                                      -----------   -----------

The accompanying notes are an integral part of these financial statements

                           ENHANCE LIFESCIENCES, INC.
                          (A Development Stage Company)
                           Condensed Statement of Loss
                            For the six months ended
                         July 31, 2003 and July 31, 2002
                                    Unaudited



                               For the six     For the six
                               months ended    months ended
                              July 31, 2003   July 31, 2002
                              ------------    ------------

Total Revenues:               $          0    $          0
                              ------------    ------------

Operating Expenses:

General & Administrative           400,731         218,651
Other Start up Costs                     0               0
Research & Development             663,000         135,000
Depreciation & Amortization              0               0
                              ------------    ------------
Total Operating Expenses         1,063,731         353,651

                              ------------    ------------
Net Loss                      $ (1,063,731)   $   (353,651)
                              ------------    ------------
Net Loss Per Share            $     (0.053)   $   (176,826)
                              ------------    ------------
Weighted Average Number
Of Shares Outstanding           20,000,000               2
                              ------------    ------------

The accompanying notes are an integral part of these financial statements.

                            ENHANCE LIFESCIENCES, INC
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JULY 31, 2003 AND 2002
                                    UNAUDITED




                                             For the six    For the six
                                             months ended   months ended
                                            July 31, 2003   July 31, 2002
                                             -----------    -----------

Net Loss                                     $(1,063,731)   $  (353,651)
                                             -----------    -----------

Adjustments to Reconcile Net Loss
to Net Cash used in Operating Activities :
Decrease/Increase
Assets/Liabilities
Accrued Expenses                                 538,155              0
Accounts Payable                                 372,017        373,658
Loan payable                                     141,423              0
                                             -----------    -----------
Net Cash (Used) in Operating Activities          (12,136)        20,007

Cash Flows From Financing Activities                   0              0

Effect of Exchange Rate Changes                   12,136        (20,007)
                                             -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS              0              0
                                             -----------    -----------



Net Change in Cash                                     0              0
Cash at Beginning of Period                            0              0
Cash at End of Period                                  0              0

Supplemental disclosure of
Cash Flow information
Interest                                               0              0
Taxes                                                  0              0

Non Cash Investing & Financing Activities
Issuance Common Stock                                  0              0


The accompanying notes are an integral part of these financial statements.

                           ENHANCE LIFESCIENCES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2003

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

C. USE OF ESTIMATES : The preparation of financial statements is in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 2.

NOTE 2 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenue, primarily reflect the operations of its early stage. There were no revenues for the period to July 31, 2003 and a net loss from operations of $1,063,731.

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

NOTE 3 - FOREIGN CURRENCY

The company's foreign subsidiary uses local currency (GBP) as its functioning currency. Accordingly Assets and Liabilities are translated into US dollars at period end exchange rates and revenues and expenses are translated at the average rate for the period.

NOTE 4 - LOAN PAYABLE

Warren Investments Ltd and Related Party Transactions From inception until July 31, 2003, Warren Investments Ltd, paid $71,600 of liabilities on behalf of Enhance Lifesciences Inc. ("ELS"). The balance outstanding at July 31, 2003 is $458,997. Warren Investments Ltd is owned by one of the officers of ELS. Warren Investments Ltd has agreed to lend up to $100,000 to ELS upon request. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. ELS intends to repay the loan out of any fundraising.

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

ENHANCE LIFESCIENCES, INC.
(Registrant)

Date: November 19, 2003






                                       By: /s/ Christopher Every
                                           -----------------------
                                           President